Form 10-Q
period 2008-06-30
Pure Earth, Inc.
filed 2008-10-08
CIK 1436351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-53287
Pure Earth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1385335

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Neshaminy Interplex, Suite 201, Trevose, Pennsylvania	19053

(Address of principal executive offices)	(Zip Code)
(215) 639-8755
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑*

*	Pure Earth, Inc. first became subject to Section 13 of the Securities Exchange Act of 1934 on August 19, 2008, the date that its Exchange Act registration statement on Form 10 automatically became effective pursuant to Section 12(g) of that Act.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,621,799 shares of Common Stock, $.001 par value, as of September 15, 2008.

PURE EARTH, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008
* * *
In this quarterly report, unless the context otherwise requires, the terms “we” “us,” “our,” and the “Company” refer to Pure Earth, Inc. and our consolidated subsidiaries taken together as a whole.
Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, we have elected to comply throughout this quarterly report with the scaled disclosure requirements applicable to “smaller reporting companies.” Except as specifically included in the quarterly report, items not required by the scaled disclosure requirements have been omitted.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE EARTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,652,277	$1,885,014
Accounts receivable, less allowance for doubtful accounts of $473,311 and $431,664	12,000,691	12,622,714
Inventories	431,444	269,585
Prepaid expenses	590,629	987,378
Other current assets	1,047,189	918,185
Deferred income tax asset	223,912	223,912

Total Current Assets	18,946,142	16,906,788

PROPERTY AND EQUIPMENT
Land	745,500	745,500
Buildings and improvements	7,306,850	6,789,683
Leasehold improvements	183,512	148,482
Machinery and equipment	8,739,777	8,612,385
Trucks and automobiles	1,936,483	2,230,598
Office furniture and fixtures	255,384	221,293
Computer software	65,330	50,000
Construction-in-process	1,500	13,023

	19,234,336	18,810,964
Less: accumulated depreciation and amortization	(3,586,578)	(2,623,352)

Property and Equipment, Net	15,647,758	16,187,612

OTHER ASSETS
Deposits and other assets	1,143,719	1,333,990
Deferred financing costs, net of accumulated amortization of $130,291 and $79,014	583,089	127,787
Goodwill	759,694	759,694
Permits	2,200,000	2,200,000
Other intangible assets, net of accumulated amortization	5,429,428	2,388,753
Idle machinery	8,037,500	8,450,000
Pending acquisitions	610,197	161,302

Total Other Assets	18,763,627	15,421,526

TOTAL ASSETS	$53,357,527	$48,515,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT LIABILITIES
Line of credit	$2,389,493	$2,389,493
Notes payable	192,804	708,006
Current portion of long-term debt	1,348,030	1,240,547
Accounts payable	6,417,678	5,807,026
Accrued expenses	1,479,894	1,274,004
Accrued payroll and payroll taxes	403,699	619,906
Other current liabilities	1,115,192	2,116,828
Accrued disposal costs	304,046	278,432
Contingent consideration	176,435	176,435
Income taxes payable	—	1,024,603

Total Current Liabilities	13,827,271	15,635,280

LONG-TERM LIABILITIES
Long-term debt, net of current portion	4,121,140	4,513,526
Line of credit	3,363,272	4,011,104
Mandatorily redeemable Series B preferred stock, $.001 par value; authorized 20,000 shares; issued and outstanding 6,300 and 0 shares	4,193,637	—
Note payable — related party	950,641	1,008,463
Accrued disposal costs Accrued disposal costs	53,246	1,093,796
Contingent consideration	4,201,510	1,176,235
Warrants with contingent redemption provisions	2,263,223	—
Deferred income taxes	5,108,840	5,273,840
Deferred income taxes — permits	880,000	880,000

Total Long-Term Liabilities	25,135,509	17,956,964

TOTAL LIABILITIES	38,962,780	33,592,244

REDEEMABLE PREFERRED STOCK, $.001 par value; Series A convertible preferred stock: authorized 50,000 shares; issued and outstanding 0 and 20,000 shares	—	930,190

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding 17,621,799 and 17,218,465	17,622	17,218
Additional paid-in capital	13,788,729	12,323,847
Retained earnings	588,396	1,652,427

TOTAL STOCKHOLDERS’ EQUITY	14,394,747	13,993,492

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$53,357,527	$48,515,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$17,891,087	$18,499,256	$32,507,643	$28,822,904

COST OF REVENUES (including depreciation and amortization expense of $1,272,379 and $907,688 for the six months ended June 30, 2008 and 2007 and $644,696 and $623,889 for the three months ended June 30, 2008 and 2007)	14,061,359	14,123,452	26,420,679	22,597,783

GROSS PROFIT	3,829,728	4,375,804	6,086,964	6,225,121

OPERATING EXPENSES
Salaries and related expenses	1,778,757	1,406,964	3,026,434	1,971,388
Occupancy and other office expenses	273,183	304,623	565,153	485,932
Professional fees	559,305	436,150	1,065,502	675,459
Other operating expenses	229,214	302,448	731,497	514,483
Insurance	356,615	363,249	599,190	471,831
Depreciation and amortization	137,785	29,535	254,219	82,257
Impairment of idle machinery	412,500	—	412,500	—
Gain on sale of equipment	(3,403)	(327)	(256,345)	(327)

TOTAL OPERATING EXPENSES	3,743,956	2,842,642	6,398,150	4,201,023

INCOME (LOSS) FROM OPERATIONS	85,772	1,533,162	(311,186)	2,024,098

OTHER INCOME (EXPENSES)
Interest income	48,246	25,920	62,810	62,474
Interest expense	(535,077)	(369,643)	(866,405)	(497,669)
Other income	97,580	—	112,753	—

TOTAL OTHER INCOME (EXPENSES)	(389,251)	(343,723)	(690,842)	(435,195)

INCOME (LOSS) BEFORE INCOME TAXES	(303,479)	1,189,439	(1,002,028)	1,588,903

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(126,034)	517,441	(415,842)	691,173

NET INCOME (LOSS)	(177,445)	671,998	(586,186)	897,730

Less: preferred stock dividends	452,845	—	477,845	—

INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	$(630,290)	$671,998	$(1,064,031)	$897,730

NET INCOME (LOSS) PER SHARE
Basic	$(0.04)	$0.04	$(0.06)	$0.06

Diluted	$(0.04)	$0.04	$(0.06)	$0.05

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic	17,233,917	16,714,499	17,228,499	16,028,452
Diluted	17,233,917	17,093,498	17,228,499	16,351,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE — January 1, 2008	17,218,465	$17,218	$12,323,847	$1,652,427	$13,993,492

Restricted stock grant to customer	5,000	5	14,995	—	15,000
Issuance of common stock for acquisition of companies and specific assets	25,000	25	74,475	—	74,500
Issuance of common stock to employees and consultants	40,000	40	117,960	—	118,000
Issuance of common stock to Series A preferred stockholders	111,134	111	327,485	—	327,596
Conversion of Series A preferred stock into common stock	222,200	223	929,967	—	930,190
Dividends declared on Series A preferred stock	—	—	—	(477,845)	(477,845)
Net loss	—	—	—	(586,186)	(586,186)

BALANCE — June 30, 2008	17,621,799	$17,622	$13,788,729	$588,396	$14,394,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(586,186)	$897,730

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,287,159	890,639
Other intangible assets amortization	239,439	70,877
Deferred financing cost amortization	51,277	28,429
Interest expense for accretion of warrant and debt discount	74,771	—
Interest expense for Series B preferred stock payment-in-kind	82,089	—
Impairment of idle equipment	412,500	—
Provision for doubtful accounts	41,647	75,623
Gain on sale of property and equipment	(256,345)	(327)
Restricted stock grant	74,000	—
Deferred income taxes	(165,000)	—
Changes in operating assets and liabilities
Accounts receivable	661,558	(6,637,810)
Inventories	(12,107)	(122,261)
Prepaid expenses and other current assets	275,188	(680,771)
Deposits and other assets	190,271	(69,124)
Accounts payable	435,513	768,416
Accrued expenses and other current liabilities	(1,411,892)	560,566
Accrued disposal costs	(1,014,936)	(1,494,734)
Income taxes payable	(1,024,603)	690,573

TOTAL ADJUSTMENTS	(59,471)	(5,919,904)

NET CASH USED IN OPERATING ACTIVITIES	(645,657)	(5,022,174)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business and assets — net of cash of $911,405 for the six months ended June 30, 2007	(44,803)	(3,054,508)
Payments for pending acquisitions	(448,895)	23,515
Acquisitions of property and equipment	(509,737)	(274,764)
Proceeds from sale of equipment	573,670	42,849

NET CASH USED IN INVESTING ACTIVITIES	$(429,765)	$(3,262,908)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party loans	$(57,822)	$57,339
Net borrowings (repayments) on line of credit	(647,832)	3,156,876
Repayments of notes payable	(515,202)	—
Repayment of long-term debt	(854,880)	(536,058)
Proceeds from equipment financing	200,000	—
Financing fees incurred	(506,579)	(42,675)
Private placements of common and preferred stock	6,300,000	4,000,000
Dividends paid on Series A preferred stock	(75,000)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,842,685	6,635,482

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	2,767,263	(1,649,600)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,885,014	2,516,722

CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,652,277	$867,122

SUPPLEMENTARY INFORMATION
Cash paid during the periods for:
Interest	$629,935	$420,286
Income taxes	$941,439	$—

Non-cash investing and financing activities:
Debt and other liabilities incurred in acquisition of businesses and asset purchases	$3,543,991	$29,164,979
Acquisition of businesses and assets in exchange for shares of common stock	$74,500	$1,015,482
Property and equipment financed with debt	$428,049	$264,843
The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — Business Operations
Business Operations and Consolidation
The accompanying condensed consolidated financial statements include the accounts of Pure Earth, Inc. (“Pure Earth” or the “Company”) and its wholly owned subsidiaries, Pure Earth Materials, Inc. (“PE Materials”); Pure Earth Materials (NJ) Inc. (“PE Materials NJ”); Pure Earth Transportation & Disposal, Inc. (“PE Transportation and Disposal”); Juda Construction, Ltd. (“Juda”); PEI Disposal Group, Inc. (“PEI Disposal Group”); Pure Earth Environmental Inc. (“PE Environmental”), Geo Methods, LLC (“GeoMethods”) and Bio Methods LLC (“BioMethods”); Echo Lake Brownfield, LLC (“Echo Lake”); Casie Ecology Oil Salvage, Inc. (“Casie”); Rezultz, Incorporated (“Rezultz”) and MidAtlantic Recycling Technologies Inc. (“MART”); HFH Acquisition Corp. (“HFH”); New Nycon, Inc. (“New Nycon”); Pure Earth Energy Resources, Inc. (“PEER”) (collectively referred to as “the Company”). Casie, Rezultz and MART are also collectively referred to as the “Casie Group”. All significant intercompany accounts and transactions have been eliminated.
The Company’s reportable segments are strategic business units that offer environmental services within the Company’s continuum of environmental strategies. The Company has five reportable segments: Transportation and Disposal, Materials, Environmental Services, Treatment and Recycling, and Concrete Fibers. The Concrete Fibers segment was formed effective on April 1, 2008 with the acquisition of Nycon, Inc. (Note 3).
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “Commission”) for presenting interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.
These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the condensed consolidated financial statements and to make them not misleading. The interim operating results for the six months and three months ended June 30, 2008 and June 30, 2007 are not necessarily indicative of operating results expected for the full year. For further information refer to the Company’s consolidated financial statements and footnotes thereto as of December 31, 2007 and 2006 and for the years then ended contained in the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form 10/A filed with the Commission.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Critical accounting policies requiring the use of estimates are allowance for doubtful accounts, depreciation and amortization, impairment testing for intangible assets and goodwill, accrued disposal costs, deferred revenue, inventories, and valuation of stock based compensation and warrants for common stock.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts Receivable are customer obligations due under normal trade terms. The Company sells its products to a variety of customers. The Company performs continuing credit evaluations of its customers’ financial condition and in certain instances may require additional collateral or insurance bonds from its customers. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve based on historical experience, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2008 is adequate; however, actual write-offs may exceed the recorded allowance.
The allowance for doubtful accounts at December 31, 2007, included $165,562 of receivables acquired and reserved for as part of the Casie Group acquisition. As part of the original purchase price allocation, the Company fully reserved for $253,922 of specific aged receivables as of March 30, 2007. Pursuant to the stock purchase agreement, the Company reconciled the status of these specific accounts receivable and will credit back to the former owner the amounts of such receivables that have been collected after closing, in the form of additional shares of common stock. At June 30, 2008, $74,817 of these receivables had been collected and the Company has recorded a corresponding liability due to the former owner, which is reflected as a component of accrued expenses. On October 30, 2008, the Company will perform a final reconciliation of the specific accounts receivable and the other post-closing liabilities and issue any additional shares of common stock due to the former owners.
Inventories

Inventories are valued at the lower of cost or market by the weighted average cost method and are comprised of crushed rock, recycled oil, and concrete fibers which are considered finished products The value of the inventories as of June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007
Recycled oil	$198,328	$248,483
Crushed rock	54,100	21,102
Concrete fiber	179,016	—

Totals	$431,444	$269,585

Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is provided by use of the straight-line method over the estimated useful lives of the assets as follows:

Range of
Asset Classification	Estimated Useful Life
Buildings and improvements	25 years
Machinery and equipment	3-10 years
Trucks and automobiles	4-7 years
Office furniture and fixtures	2-4 years
Computer software	3 years
Leasehold improvements	Lesser of useful life of asset or life of lease
Depreciation and amortization expense for the six months ended June 30, 2008 and 2007 was $1,287,159 and $890,639, respectively, and $649,999 and $602,769 for the three months ended June 30, 2008 and 2007, respectively.

Accrued Disposal Costs
Accrued disposal costs represent the expected costs of processing and disposing of clean and contaminated soil whereby revenue is recognized upon acceptance of such material into the facility. Any soil that is unprocessed is expected to be treated within the next twelve months and therefore, this obligation is classified as a current liability within the accompanying consolidated balance sheet. The Company is not obligated to dispose of processed soil within a specific time period, therefore disposal costs for processed soil are classified as a long-term liability in the accompanying consolidated balance sheet.
Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period and excludes any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive securities outstanding during each period that were outstanding during the period but does not include such securities if their effect would be anti-dilutive, in accordance with SFAS No. 128, “Earnings per Share.”
At June 30, 2008 and 2007, the Company’s dilutive securities included the following components:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Weighted average common shares outstanding used in computing basic EPS	17,233,917	16,714,499	17,228,499	16,028,452
Effect of dilutive securities:
Convertible notes	—	378,899	—	323,144

Adjusted weighted average common shares used in computing diluted EPS	17,233,917	17,093,498	17,228,499	16,351,596

The Company’s computation of diluted EPS excludes the redeemable convertible preferred stock for the three and six months ended June 30, 2008 since its effect was anti-dilutive due to the Company’s net loss. Additionally, 1,091,818 and 337,778 common stock purchase warrants were excluded from the determination of diluted EPS for the three and six months ended June 30, 2008 and 2007, respectively, as their effect is also anti-dilutive.
Income Taxes
The Company accounts for income taxes under SFAS No. 109 Accounting for Income Taxes (“SFAS 109”). Accordingly, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance is established when, based on an evaluation of objective verifiable evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized.

Effective January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on the derecognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. The periods subject to examination for the Company’s federal return include the 2003 tax year to the present. The Company also files state income tax returns in various states, including New York, New Jersey, Pennsylvania and Connecticut, which may have different statutes of limitations. Generally, state income tax returns for years 2003 through 2007 are subject to examination. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results. As of June 30, 2008 and December 31, 2007 the Company completed its assessment of uncertain tax positions in accordance with FIN 48 and has determined that it does not have any material uncertain income tax positions requiring recognition or disclosure in accordance with FIN 48.
For the three and six months ended June 30, 2008 the Company recognized an income tax benefit of $126,034 and $415,842, respectively, based upon an effective tax rate of 41.5%. There were no material changes in the Company’s deferred income tax assets and liabilities from December 31, 2007 to June 30, 2008. The Company recognized an income tax provision of $517,441 and $691,173 for the three and six months ended June 30, 2007, respectively, which was based upon an effective tax rate of 43.5%.
Preferred Stock
The Company applies the guidance enumerated in SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and Emerging Issues Task Force (“EITF”) Topic D-98 “Classification and Measurement of Redeemable Securities,” (“EITF Topic D-98”) when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s Series A Preferred Stock was previously presented as temporary equity and was converted into common stock pursuant to the mandatory conversion provisions on June 30, 2008. The Company issued Series B Preferred Stock on March 4, 2008, that is mandatorily redeemable and therefore is classified as debt as of June 30, 2008.
Convertible Instruments
The Company evaluated and accounted for conversion options embedded in convertible instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).
SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of EITF 98-5 to Certain Convertible Instruments” (“EITF 00-27”). Accordingly, the Company records when necessary debt discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.
Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives it a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside its control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.
Recently Issued Accounting Pronouncements
Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any businesses acquired after the effective date of this pronouncement.
Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

Derivative Instruments. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently the Company does not engage in any derivative activities and therefore, SFAS 161 is not expected to have a material impact.
Fair Value. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, “(SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. If elected, SFAS 159 is effective beginning January 1, 2008. At this time the Company has not elected to measure and report any assets or liabilities using the fair value option available under SFAS 159.
In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements For Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by FSP 157-1 and FSP 157-2) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated financial position or results of operations. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived assets groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect these remaining aspects to have a material impact on the Company’s consolidated financial position or results of operations.
Hierarchy of GAAP. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP Hierarchy”). Currently, the GAAP Hierarchy is provided in the American Institute of Certified Public Accountants’ U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not expect the adoption of SFAS No. 162 to have an impact on its Consolidated Financial Statements.
Intangible Assets. In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted.

Convertible Debt Instruments. In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively to all periods presented, with certain exceptions. Early adoption is not permitted. The Company does not currently have any convertible debt outstanding and therefore the adoption of FSP APB 14-1 is not expected to have any impact on its Consolidated Financial Statements, however it may impact the accounting for future debt issuances.
Instruments Indexed to Stock. In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of Retained earnings. The Company is currently evaluating the impact of adopting EITF 07-5 on its Consolidated Financial Statements.
Conforming Changes to EITF 98-5. In June 2008, the FASB ratified the consensus reached on June 12, 2008 by the EITF on EITF 08-4, “Transition Guidance for Conforming Changes to EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’” (“EITF 08-4”). The conforming changes to EITF 98-5 resulting from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The effect, if any, of applying the conforming changes shall be presented retrospectively and the cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of Retained earnings of the first period presented. The Company is currently evaluating the impact of adopting EITF 08-4 on its Consolidated Financial Statements. However, the Company does not expect the adoption of EITF 08-4 to have any impact on its Consolidated Financial Statements for its existing Convertible Notes as the Company’s application of EITF 00-27 is consistent with the guidance of this issue.
Share Based Payments. On June 16, 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform with the provisions of FSP No. EITF 03-6-1. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on the Company’s condensed consolidated financial statements.
The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations as of June 30, 2008 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three and six months ended June 30, 2008 and the year ended December 31, 2007, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE 3 — Nycon Acquisition
Effective April 1, 2008, New Nycon, a wholly owned subsidiary of the Company, completed the purchase of specified assets from Nycon, Inc. (“Nycon”), a concrete reinforcing fiber company headquartered in Westerly, Rhode Island. Prior to this acquisition, Nycon was engaged in the business of processing, packaging and selling reinforcing fibers used as a component of concrete materials. Pursuant to the terms of the purchase agreement, the Company acquired Nycon’s accounts receivable, equipment and all intangible assets and intellectual property. In connection with the purchase of Nycon and formation of New Nycon, the Company entered into an exclusive licensing agreement with the holder of a patent covering the process for making and using reinforcing fiber for concrete materials from post-consumer carpet waste as a substitute for new fibers. During the term of the license agreement, the Company will pay to the licensor an annual royalty fee equal to 30% of New Nycon’s earnings before taxes, depreciation and amortization, and the Company also paid the patent holder 15,000 shares of its common stock, which shares were placed in escrow pending the satisfaction by New Nycon of certain financial objectives. The license agreement terminates upon the expiration of the last of the licensor’s patent rights covered by the agreement, which with respect to the process patent is currently expected to be 2023.
The consideration given by the Company in this acquisition included the assumption of existing liabilities of the seller under two lines of credit with a financial institution in the aggregate principal amount of $225,000, contingent earn-out payments equal to 20% of the free cash flow, as defined by the purchase agreement, derived from the operation of the Nycon assets, payable to the former owner of Nycon, in each of the next four years, up to a maximum cumulative amount of $900,000, not including $75,000 of debt that the former owner has agreed to repay out of such cash flow. The consideration also includes 15,000 shares of common stock valued at $2.95 per share and the estimated fair value of contingent earn-out future payments to the licensor of the recycled fiber patent. The Company recorded the contingent consideration as a liability to the extent that the fair value of the net assets acquired exceeded other non-contingent consideration given in the acquisition. The Company also agreed to use its best efforts to refinance $150,000 of the assumed indebtedness through a new note to be issued by New Nycon, with the seller being obligated to repay 20% of the principal under the new note from the free cash flow of Nycon. While the Company seeks to refinance this note, it has agreed to pay interest under the existing note and to guarantee and indemnify the former owners of Nycon for certain post-closing liabilities under such note.
The Company was also required to contribute a minimum of $300,000 to New Nycon on an as-needed basis for working capital purposes, and the Company has advanced $321,000 to Nycon as of June 30, 2008.
As of June 30, 2008, the Company has not yet finalized its purchase price allocation related to the Nycon acquisition. The Company expects to finalize the purchase price allocation by October 31, 2008. The following table illustrates the Company’s preliminary estimated fair value of assets acquired and liabilities assumed as of the date of acquisition:

New Nycon
Accounts Receivable	$81,182
Inventory	149,752
Other current assets	7,443
Property and equipment	100,000
Patents	200,000
Trademarks	269,803
Licensing Agreement	2,170,275
Customer List	640,036

Total assets acquired	3,618,491

Accounts payable and accrued expenses	183,995
Other current liabilities	64,918
Long-term debt	225,000
Other long-term liabilities(1)	44,803
Contingent Consideration	3,025,275

Total liabilities assumed	3,543,991

Net purchase price	$74,500

(1)	Extinguished upon acquisition since it was payable to the Company.

NOTE 4 — Casie Group Acquisition
On March 30, 2007 (the “Closing Date”), the Company acquired all of the outstanding shares of common stock in a stock-for-stock exchange from the stockholders of Casie Group. The purchase price under the Stock Purchase Agreement (“SPA”) was subject to post-closing adjustments relating to certain matters, including Casie Group meeting certain defined minimum net asset values as of the Closing Date, and the post-closing collection of accounts receivable. After giving effect to the post-closing adjustments and certain other agreements and accommodations set forth in the SPA, the Company issued to the stockholders of Casie Group in a private placement transaction an aggregate of 338,494 shares of Pure Earth’s restricted common stock with no registration rights as consideration for the acquisition of the shares of Casie Group, offset by the Shareholder Loan Offset (defined below). Until March 30, 2010, the Casie Group selling stockholders may sell no more than 10,000 shares of the common stock issued in the transaction during any calendar month in open-market transactions. According to the SPA, the shares of common stock had an assumed value of $5.00 per share. However since the Company’s shares were thinly traded, for purposes of determining the purchase price the shares of common stock were determined to have a fair value of $3.00 per share based upon the value at which shares of common stock, without registration rights, were sold in a private placement on April 4, 2007. The fair value of the total consideration given in the Casie Group transaction was $1,015,482.
At the closing date, a note payable from Casie Group to a former stockholder had a balance of $3,325,000. The note payable was reduced by approximately $1,202,000 in satisfaction of certain post-closing adjustments, leaving a balance remaining of approximately 2,214,000, including accrued interest, as of November 15, 2007. Also, on November 15, 2007, the former owner of Casie Group converted $1,215,440 of this loan into 373,615 shares of the Company’s common stock. As of June 30, 2008, there remains $950,641 outstanding (including accrued interest) and due to such stockholder under the note payable — related party, evidenced by a subordinated promissory note.
Under an amendment to the SPA, certain of the former stockholders may become entitled to receive additional shares of the Company’s restricted common stock, based upon reductions in certain liabilities, collections of fully reserved accounts receivable, and a potential insurance claim recovery, for a claim existing at the time of the acquisition. To the extent that the former stockholders are successful in negotiating the settlement and resolution of these contingencies, the Company is obligated to issue additional shares of its common stock. Certain of the former stockholders may also become entitled to receive additional shares of restricted common stock based upon successfully obtaining additional permits and the implementation of certain equipment. The maximum amount of contingent consideration to be issued based upon resolution of these contingencies is 835,044 shares of restricted common stock.
As a result of the settlement of the purchase price adjustments, the fair value of the net assets acquired was greater than the cost of the acquired entities initially resulting in negative goodwill. In accordance with SFAS 141, this excess of fair value over cost is recorded as contingent consideration in the accompanying consolidated balance sheet. The Company is subject to potential contingent consideration of up to 835,044 shares equal to $2,505,132 based upon a fair value of $3.00 per share as previously established. The Company recorded contingent consideration of $1,352,670 equal to the excess fair value of the net assets over cost or the maximum consideration. Realization of the contingencies will result in additions to the purchase price of Casie Group. To the extent the issuance of additional consideration does not result in goodwill, non-current assets will be reduced ratably for the amount of the shortfall. The contingent consideration is reflected in the accompanying consolidated balance sheets at June 30, 2008 and December 31, 2007 as $176,435 of current liabilities and $1,176,235 of long-term liabilities, based upon the expected timing of issuing the consideration. The liabilities acquired from Casie Group that are reflected in the table below include $4,056,889 of cash advances from the Company to Casie Group which were extinguished upon completion of the acquisition.

The following table illustrates the estimated fair value of assets acquired and liabilities assumed from each entity that was acquired by the Company as of the date of acquisition:

	Casie	Rezultz	MART	Eliminations	Total
Current assets(1)	$14,847,846	$2,788,413	$8,078,974	$(21,396,045)	$4,319,188
Deferred income tax asset — current	51,800	—	726,400	—	778,200
Property and equipment	2,674,225	4,316,860	6,347,084	—	13,338,169
Non-current assets	1,834,742	10,162	9,900,000	—	11,744,904

Total assets acquired	19,408,613	7,115,435	25,052,458	(21,396,045)	30,180,461

	Casie		Rezultz	MART	Eliminations	Total
Current liabilities	$13,970,858		$1,800,788	$16,551,339	$(21,396,045)	$10,926,940
Long-term liabilities	4,056,889	(2)	4,316,197	2,964,283	—	11,337,369
Contingent consideration	—		—	1,352,670	—	1,352,670
Deferred income tax liability	1,373,600		728,300	3,446,100	—	5,548,000

Total liabilities assumed	19,401,347		6,845,285	24,314,392	$(21,396,045)	29,164,979

Purchase price	$7,266		$270,150	$738,066		$1,015,482

(1)	Includes cash and cash equivalents of $911,405

(2)	Extinguished upon acquisition since it was payable to the Company
NOTE 5 — Pro Forma Results
The unaudited pro forma information presented below assumes that the acquisitions of Nycon and the Casie Group were consummated as of January 1, 2007. These pro forma results are not necessarily indicative of the results of operations that would have resulted had the acquisitions actually been completed at the beginning of the applicable periods presented, nor are they necessarily indicative of the results of operations in future periods.

	For the Three Months	For the Six Months	For the Six Months
	ended June 30,	ended June 30,	ended June 30,
	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)
	Pro Forma	Pro Forma	Pro Forma
	Combined (a) (b) (h)	Combined (c) (d) (e) (h)	Combined (f) (g) (h)
Revenue	$19,150,623	$32,773,756	$34,669,952

Income (loss) from operations	$1,401,046	$(530,301)	$1,067,742

Income (loss) before income tax benefit	$1,115,943	$(1,128,190)	$735,651

Net income (loss)	$629,003	$(696,863)	$293,421

Per common share data
Income (loss) from operations — Basic and diluted	$0.04	$(0.04)	$0.02

Weighted Average Shares
Basic	16,739,499	17,249,521	16,218,938

Diluted	17,118,498	17,249,521	16,542,082

(a)	Historical information includes the operating results of Pure Earth (including Casie Group) for the three months ended June 30, 2007.

(b)	Pro forma information and the pro forma adjustments include the operating results of Nycon for the three months ended June 30, 2007.

(c)	There were no pro forma adjustments to be presented for the three months ended June 30, 2008, as the historical information includes the operating results of both Nycon and Casie Group for this period.

(d)	Historical information includes the operating results of Pure Earth (including Casie Group) for the six months ended June 30, 2008, and the operating results of Nycon for the three months ended June 30, 2008.

(e)	Pro forma information and the pro forma adjustments include the operating results of Nycon for the three months ended March 31, 2008.

(f)	Historical information includes the operating results of Pure Earth for the six months ended June 30, 2007 and the operating results of Casie Group for the three months ended June 30, 2007.

(g)	Pro forma information and the pro forma adjustments include the operating results of Casie Group for the three months ended March 31, 2007, and the operating results of Nycon for the six months ended June 30, 2007.

(h)	The pro forma adjustments consist of additional depreciation and amortization expense in relation to the step-up in basis of the property and equipment and intangible assets of Casie Group and Nycon and the corresponding adjustments to the income tax provisions or benefits.

NOTE 6 — Other Acquisitions, Assets Purchases and Joint Ventures
Echo Lake
On September 14, 2007, PE Environmental formed a wholly owned subsidiary, Echo Lake, a Connecticut limited liability company. Echo Lake was formed for the purpose of owning and developing a Brownfield site in the State of Connecticut. On January 3, 2008, the Company completed the acquisition of this Brownfield site for a purchase price of $50,000 and assumed estimated cleanup costs of approximately $233,000. The Company also spent approximately $57,000 on site evaluation costs prior to purchasing the Brownfield site. Echo Lake’s operating results since formation and for the three and six months ended June 30, 2008 were not material.
HFH Acquisition Corp.
In January of 2008, the Company formed a new entity, HFH Acquisition Corp. (“HFH”), for the purpose of acquiring a Brownfield located in southern New Jersey. HFH agreed to purchase a 51% of the membership interests of HFH Hawthorne LLC (“Hawthorne LLC”) from Land Resource Solutions LLC (“Land Resource”). The Company and HFH agreed to a purchase price with Land Resource which includes a $50,000 deposit, $200,000 due at closing, and $500,000 contingent upon obtaining certain permits. Through October 1, 2008, the Company has made advances of approximately $428,000 to Hawthorne LLC and Land Resource. As of October 1, 2008 the Company and HFH had not acquired the permits required to complete this acquisition and begin operations on this Brownfield project.
NOTE 7 — Stockholders’ Equity
Common Stock
In January of 2008, the Company issued 5,000 shares of common stock valued at $3.00 per share to a customer for services received.
In April of 2008, in connection with the Nycon acquisition, the Company issued 15,000 shares of common stock valued at $2.95 per share to the licensor of the recycled carpet fiber patent. The Company also issued an additional 10,000 shares of common stock valued at $2.95 per share to a third party for services provided in connection with this acquisition, which was recorded as part of the cost of the acquisition.
In June of 2008, the Company issued 20,000 shares to a new sales and marketing executive, pursuant to the terms of the individual’s employment agreement. The Company also issued 20,000 shares to a consultant in connection with that individual’s filing of a patent application related to certain waste conversion technology intended to be used by or for the benefit of the Company and its subsidiaries via a licensing agreement.
On June 30, 2008, 20,000 shares of outstanding Series A Preferred Stock were converted into 222,200 shares of the Company’s common stock pursuant to the conversion ratio in the investment agreement. The Series A Preferred Stock contained a put option whereby at anytime after March 1, 2008 but prior to June 30, 2008, the holder could redeem the Series A Preferred Stock in exchange for cash. Prior to June 30, 2008 the conversion ratio of the Series A Preferred Stock in common stock was out of the money based upon an estimated fair value of $2.95 per share of common stock. On June 29, 2008, the Holders of the Series A Preferred Stock and the Company entered into an investment agreement whereby the Holders agreed to forgo the right to exercise the put option embedded in the Series A Preferred Stock in exchange for the Company issuing an additional 111,134 shares of common stock and making quarterly cash payments of $25,000 beginning on September 30, 2008 and ending on June 30, 2009. In accordance with EITF Topic D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” and SFAS 123 (R) “Share-Based Payments”, the Company recorded the estimated fair value of the additional shares of common stock and the $100,000 of payments as a dividend to the preferred shareholders and deducted from income available for common stockholders. The estimated fair value of the additional 111,134 shares of common stock was $327,845 based upon a market price of $2.95 per share as of June 29, 2008.

Series B Preferred Stock and Warrants
On March 2, 2008, the Company’s Board of Directors approved the designation of 20,000 shares of preferred stock as Series B Preferred Stock (the “Series B Preferred Stock”). On March 4, 2008, the Company sold and issued to Fidus Mezzanine Capital, L.P. (“Fidus”), a Delaware limited partnership, 6,300 shares of its Series B Preferred Stock and a Warrant to purchase 767,375 shares of the Company’s common stock for an aggregate purchase price of $6,300,000. Fidus is entitled to receive cumulative quarterly cash dividends at 14% per annum, compounded on a quarterly basis. The Company may, at its option, elect to pay a portion of the quarterly dividend equal to 4% per annum in kind. Any dividends paid in kind, will be added onto the outstanding balance of the Series B Preferred Stock and will accrue interest at 14% per annum. The Company is required to redeem any and all outstanding shares of Series B Preferred Stock on March 3, 2013. The Series B Preferred Stock is also required to be redeemed in the event that, among other things, the current executive officers fail to continue to serve in their current capacity, cease to serve on the board of directors, or cease to beneficially own a specified number of shares of the Company’s common stock. The Series B Preferred Stock, ranks prior to all classes or series of common and preferred stock of the Company with respect to dividend rights and liquidation preferences. The Series B Preferred Stock contains positive covenants including a debt incurrence test, in addition to customary negative covenants.
Pursuant to the terms of the Warrant agreement, Fidus is granted the right to purchase a number of shares of the Company’s common stock equal to 4.2% of the outstanding shares of common stock on a fully diluted basis as of March 4, 2008 (767,375 shares). The Warrants have an indefinite term and are exercisable from and after the fourth anniversary of March 4, 2008, at an exercise price ranging from $0.001 to $6.00 per share, depending upon the fair market value of the Company’s stock at the date of exercise. The Warrants also contain a put option which allows the holder to put the Warrants back to the Company in exchange for cash if a triggering event occurs. Triggering events include the redemption or repurchase by the Company of all of the outstanding Series B Preferred Stock or an event of noncompliance including failure to comply with covenants contained in the Series B Preferred Stock.
In connection with the offering of the Series B preferred stock and related warrants, the Company entered into a registration rights agreement pursuant to which it agreed to file a registration statement under the Securities Act of 1933 covering the resale of any outstanding shares of the Company’s common stock issued or issuable to the holders of Series B Preferred Stock. Such registration would cover 767,375 shares of our common stock underlying the warrant issued to the investor. Until March 4, 2018, the investor may request that the Company register such securities at any time after it consummates a “qualified public offering” of common stock under the Securities Act, as defined by the terms of the agreement.
As described in Note 2, the Company accounts for its preferred stock based upon the guidance enumerated in SFAS 150 and EITF Topic D-98. The Series B Preferred Stock is mandatorily redeemable on March 3, 2013 and therefore is classified as a liability instrument on the date of issuance. The Warrants issued in connection with the Series B Preferred Stock provide the holders with a put option that is exercisable upon the occurrence of certain specified events and at the discretion of the holder. The Company evaluated the Warrants and the put option pursuant to EITF 00-19 and determined that the Warrants should be classified as assets or liabilities because they contain redemption rights that are not solely within the Company’s control as of the date of issuance and at June 30, 2008. Accordingly, the Company recorded the Warrants at their estimated fair value of $2,263,223 on the date of issuance. The remainder of the $6,300,000 in proceeds received, or $4,036,777, was allocated to the mandatorily redeemable Series B Preferred Stock.

The Company has recorded the resulting discount on debt related to the Warrants and is amortizing the discount using the effective interest rate method over the five year term of the Series B Preferred Stock. Although the stated interest rate of the Series B Preferred Stock is 14%, as a result of the discount recorded for the Warrants, the effective interest rate is 27.22%. The Company also incurred approximately $507,000 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the financing or immediately upon the redemption of the Series B Preferred Stock.
The Company calculated the fair value of the warrants at the date of issuance using the Black-Scholes option pricing model with market based assumptions. The change in fair value of the Warrants issued in connection with the Series B Preferred Stock from the date of issuance to June 30, 2008, was not material. At June 30, 2008, the weighted average remaining life of the outstanding warrants was 3.15 years (exclusive of the Warrants issued in connection with the Series B Preferred Stock, which have an indefinite life).
A summary of the warrant activity for the six months ended June 30, 2008 is as follows:

	Warrant		Weighted Average
	Shares	Amount	Exercise Price
Balance, December 31, 2007	324,443	$277,226	$4.50

Issuance of common stock warrants	767,375	2,263,223	0.001

Balance, June 30, 2008	1,091,818	$2,540,449	$1.34

The following weighted average assumptions were used for valuing the warrants issued during the six months ended June 30, 2008:

Expected volatility	75.00%
Expected life	Indefinite
Expected dividends	0.00%
Risk-free rate	3.71%
Weighted-average stock price	$2.95
Weighted-average exercise price	$0.001
NOTE 8 — Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.
The Company maintains cash and cash equivalent balances at several financial institutions throughout its operating area of which, at times, may exceed deposit insurance limits and expose the Company to credit risk. At June 30, 2008, the Company had balances with financial institutions in excess of insured limits of approximately $3,770,000. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions.

Credit risk with respects to accounts receivable was concentrated with two customers at June 30, 2008. These customers accounted for approximately $2,877,947 (23%) of the accounts receivable at June 30, 2008. The Company performs ongoing credit evaluations of its customers’ financial condition and if necessary would require collateral to mitigate its credit risk. One customer accounted for $1,813,915 (19%) and $4,017,367 (12%) of its revenue during the three and six months ended June 30, 2008, respectively. Three customers accounted for $10,217,469 (65%) and $17,902,060 (62%) of its revenue during the three and six months ended June 30, 2007, respectively. These revenues were reported as a component of the Transportation and Disposal segment revenues. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. The breakdown of revenue between these customers was as follows:

	Three Months		Three Months
	ended June 30,	Percentage of	ended June 30,	Percentage of
	2008	Revenue	2007	Revenue
Customer A	$—	—	$2,026,749	13.0%
Customer B	—	—	5,580,418	35.7%
Customer C	—	—	2,610,301	16.7%
Customer D	1,813,915	18.7%	—	—

Total	$1,813,915	18.7%	$10,217,469	65.3%

	Six Months		Six Months
	ended June 30,	Percentage of	ended June 30,	Percentage of
	2008	Revenue	2007	Revenue
Customer A	$—	—	$3,325,965	11.5%
Customer B	—	—	8,870,686	30.8%
Customer C	—	—	5,705,409	19.8%
Customer D	4,017,367	12.4%	—	—

Total	$4,017,367	12.4%	$17,902,060	62.1%

NOTE 9 — Idle Machinery
Included in the Casie Group acquisition was equipment having a fair value of $8,450,000. As of June 30, 2008, this equipment has not yet been placed in use and requires State permits to place the equipment in service. The management of the Company is currently contemplating whether to place the equipment into use or hold it for sale. In relation to these assets, the Company recorded approximately $3,020,000 of deferred income tax liabilities.
In July 2008, the Company determined that due to an overall softening of the economy, the value of the idle machinery had declined by approximately $412,500. This decline in value was reflected as an impairment charge in the operating results for the three months and six months ended June 30, 2008, offset by a corresponding reversal of the deferred tax liability associated with the idle machinery of approximately $165,000.
NOTE 10 — Intangible Assets
Below is a summary of intangible assets at June 30, 2008 and December 31, 2007:

	Balance as of June 30, 2008			Balance as of December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Finite Lives:
Customer lists	$2,047,052	$(364,804)	$1,682,248	$1,417,552	$(278,926)	$1,138,626
Other intangible assets	3,933,615	(186,435)	3,747,180	1,283,001	(32,874)	1,250,127

	5,980,667	(551,239)	5,429,428	2,700,553	(311,800)	2,388,753

Infinite Lives:

Permits	2,200,000	—	2,200,000	2,200,000	—	2,200,000

Total	$8,180,667	$(551,239)	$7,629,428	$4,900,553	$(311,800)	$4,588,753

Additions to intangible assets, all resulting from the Nycon acquisition, aggregated $3,280,114 for the three and six months ended June 30, 2008. Amortization expense of intangible assets was $239,439 and $70,877 for the six months ended June 30, 2008 and 2007, respectively, and $153,897 and $35,438 for the three months ended June 30, 2008 and 2007.
Expected future amortization expense for amortizable intangible assets with finite lives is as follows for periods subsequent to June 30, 2008:

Twelve months ending June 30,
2009	$586,977
2010	586,977
2011	586,977
2012	586,977
2013	469,464
Thereafter	2,612,055

$5,429,428

NOTE 11 — Lines of Credit
The Company has a $7,500,000 line of credit with a bank expiring on October 23, 2009. The line of credit is used to fund working capital needs. The line of credit bears interest at the bank’s prime rate minus 0.25% (4.75% at June 30, 2008 and 7.25% at December 31, 2007) and outstanding borrowings are collateralized by eligible accounts receivable and inventories as defined in the agreement. Outstanding borrowings on the line were $3,363,272 at June 30, 2008 and $4,011,104 at December 31, 2007. These borrowings were collateralized by $6,631,245 and $5,043,033 of eligible trade accounts receivable as of June 30, 2008 and December 31, 2007, respectively.
Casie Group also has a separate $2,500,000 line of credit with a local bank, due on October 5, 2008, which is collateralized by substantially all assets of Casie Group and is guaranteed by Pure Earth and one of the former shareholders of Casie Group. The Company is seeking to refinance this revolving line of credit and the Casie Group equipment notes payable (described in Note 11 below) into a consolidated term loan. The Company has obtained a one-month extension of the revolving line of credit to November 5, 2008 to permit further discussions with this lender. The line of credit bears interest at 0.50% above the bank’s prime lending rate, which was 5.50% as of June 30, 2008 and 7.75% as of December 31, 2007. Outstanding borrowings on the line of credit were $2,389,493 at June 30, 2008 and December 31, 2007.
The line of credit agreements with the banks contain financial covenants requiring the maintenance of certain financial ratios relating to tangible net worth and capital expenditures. Under the $7.5 million line of credit agreement, an event of default is deemed to occur if, among other things, the current chief executive officer or chief financial officer ceases to actively manage the Company’s day-to-day business activities. If an event of default were to occur, the lender could take any and all such actions permitted by the line of credit agreement, including, without limitation, declaring all amounts owed to it under the loan documents immediately due and payable and taking possession of any collateral that secures the line of credit.
NOTE 12 — Notes Payable and Long-Term Debt
At June 30, 2008 and December 31, 2007, notes payable consisted of the following:

	June 30,	December 31,
	2008	2007
Note payable to Soil Disposal	$80,000	$520,000
Note payable for Casie Group for covenant not to compete	112,804	188,006

Total	$192,804	$708,006

As part of the consideration given for the assets acquired from Soil Disposal Group on November 20, 2007, the Company entered into a non-interest bearing promissory note with a principal amount of $640,000 payable in sixteen bi-monthly installments of $40,000. The remaining balance on this promissory note as of June 30, 2008, was $80,000, which was repaid in full in July of 2008. At June 30, 2008, the Company had $112,804 due to a former stockholder of Casie Group for a covenant not to compete obtained in connection with the acquisition. The payments for the covenant not to compete are due in monthly installments of $12,534 through March of 2009.
At June 30, 2008 and December 31, 2007, long-term debt (including the current portion) consisted of the following:

	June 30,	December 31,
	2008	2007
Equipment term loan	$1,836,158	$2,225,215
Various equipment notes payable	61,022	70,208
Casie Group notes payable (bank and equipment)	3,346,990	3,458,650
Nycon assumed liabilities	225,000	—

Total	5,469,170	5,754,073
Less current portion	1,348,030	1,240,547

Long-term portion	$4,121,140	$4,513,526

Equipment Term Loan and Various Equipment Notes Payable
On November 19, 2007, the Company refinanced several outstanding equipment loans with financial institutions, which at the date of refinancing had an aggregate carrying value of $1,215,862. The Company refinanced these loans into a combined equipment term loan in the amount of $2,265,000 which is collateralized by equipment having a fair market value of $2,745,500. The loan is payable in 48 monthly payments of $55,828 beginning on January 1, 2008, with interest at a rate of 8.5% per annum. On June 11, 2008 the Company received an additional $200,000 of funding from the lender based upon satisfactory review of the Company’s financial statements for the year ended December 31, 2007. The outstanding balance of this loan was $196,487 as of June 30, 2008, which carries an interest rate of 8.5% and monthly payments of $4,930.
Nycon Assumed Liabilities
In connection with the Nycon acquisition, the Company agreed to assume certain liabilities of the seller under two lines of credit with a financial institution in the aggregate principal amount of $225,000, except that the former owner of Nycon has agreed to repay $75,000 of this debt from the free cash flow derived from the operation of the Nycon assets, as described in Note 3. The Company has also agreed to use its best efforts to refinance $150,000 of this indebtedness through a new note to be issued by New Nycon, with the seller being obligated to repay 20% of the principal under the new note from the free cash flow of Nycon. While the Company seeks to refinance this note, it has agreed to pay interest under the existing note and to guarantee and indemnify the former owners of Nycon for certain post-closing liabilities under such note.
Future maturities of long-term debt at June 30, 2008 is as follows:

Twelve months ending June 30,
2009	$1,348,030
2010	1,056,001
2011	1,040,867
2012	665,869
2013	200,296
Thereafter	1,158,107

$5,469,170

NOTE 13 — Officer Loans
As of June 30, 2008, the Company had a note payable to an officer at Casie Group in the principal amount of $950,641. This officer was a former owner of Casie Group prior to the acquisition on March 30, 2007. The note payable bears interest at 6.77% per annum and is subject to repayment, including accrued interest, based upon the following schedule:

Twelve Months Ending June 30,
2009	$—
2010	333,000
2011	617,641

$950,641

NOTE 14 — Stock-Based Compensation
2007 Stock Incentive Plan
The 2007 Stock Incentive Plan (“2007 Plan”) was approved by our Board of Directors on July 24, 2007 and by the Company’s stockholders at the Company’s 2007 annual meeting of stockholders held on September 5, 2007. The purpose of the 2007 Plan is to provide an additional incentive in the form of stock options (both incentive and nonqualified stock options), restricted stock and restricted stock units to selected persons providing services to the Company and/or any 50% or greater owned subsidiary of the Company. Awards under the 2007 Plan may be granted singly, in combination, or in tandem. Subject to certain adjustments as provided in the 2007 Plan, a total of 1,000,000 shares of the Company’s common stock are available for distribution pursuant to the 2007 Plan. Awards under the 2007 Plan may be granted to officers, employees, directors, consultants or advisors. However, only employees of the Company and its subsidiaries will be eligible to receive options that are designated as incentive stock options. The vesting period of stock options, restricted stock or restricted stock units issued are based upon the specifications of each individual award. For the six months ended June 30, 2008, the Company did not grant any stock option awards under the 2007 Plan.
Restricted Stock Awards
Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The vesting period for restricted stock awards varies depending upon the specific terms of each award. For the six months ended June 30, 2008, the Company granted 5,000 shares of restricted stock awards totaling $15,000 to a consultant in return for prior services received and 20,000 shares of restricted stock awards totaling $59,000 to a new sales employee pursuant to that individual’s employment agreement. At June 30, 2008 and December 31, 2007, there was not any unrecognized compensation cost relating to non-vested restricted stock grants.
NOTE 15 — Commitments and Contingencies
Collective Bargaining Agreements
At December 31, 2007, Juda had collective bargaining agreements and contracts with two national unions. The collective bargaining agreement with one of the unions expired in May of 2008 and was not renewed. The remaining union agreement outstanding as of June 30, 2008, expires in June of 2009. As of June 30, 2008, Juda had one employee that was covered under the remaining agreement. Expenses incurred under these collective bargaining agreements were approximately $45,000 and $776,000 for the six months ended June 30, 2008 and 2007, respectively, and $17,000 and $471,000 for the three months ended June 30, 2008 and 2007, respectively.

Leases
The Company leases facilities, vehicles, and operating equipment under certain non-cancelable operating leases that expire beginning in July 2008 through December 2012. Minimum future lease payments are as follows:

Twelve months ending June 30,
2009	$1,333,944
2010	835,245
2011	758,355
2012	445,349
2013	343,049
Thereafter	137,672

$3,853,614

The Company incurred rent expense of approximately $693,167 and $191,000 for the six months ended June 30, 2008 and 2007, respectively, and $382,167 and $97,000 for the three months ended June 30, 2008 and 2007, respectively.
Government Regulation, State and Local Compliance
The Company is subject to extensive and evolving federal, state and local environmental, health, safety and transportation laws and regulation. These laws and regulations are administered by the Environmental Protection Agency and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. The Company maintains various licenses and permits with these agencies that are subject to periodic renewal, and without these licenses and permits, the Company’s operations would be materially affected. At March 30, 2007, the Casie Group was not in compliance with various state and local requirements which they were in the process of remediating and for which a $624,300 liability was recorded as part of the opening balance sheet. As of June 30, 2008, the Company believes it has substantially remediated all prior deficiencies and is in good standing with all state and local jurisdictions.
Sales and Use Tax
The Company and Casie Group underwent a sales and use tax audit in the state of New Jersey for the periods October 2002 through December 2006. On June 16, 2008, the state of New Jersey offered to settle this matter for the full five years at issue for approximately $265,000, if paid before July 20, 2008, which the Company accepted on June 30, 2008. Casie Group had previously recorded an accrued liability of $502,078 as part of the opening balance sheet of Casie Group on March 30, 2007 and as of December 31, 2007. Pursuant to the Casie Group purchase price agreement and related amendments, a portion of the reduction in this liability from $502,078 to $265,000 is due back to the former owners in the form of shares of common stock. Accordingly, the Company has recorded a liability in the amount of approximately $140,000 which will be resolved upon issuance of these additional shares. The settlement of this matter resulted in Casie Group recognizing a gain of approximately $98,000 for the three and six months ended June 30, 2008, which was reflected as a component of other income.
Employment Agreements
The Company has entered into employment agreements with several of its key executives, officers, and employees, as well as consulting agreements with third parties. These agreements provide for approximately $2,235,800 in aggregate annual compensation and various additional bonuses based upon specific criteria payable in both cash and shares of common stock. The term of the employment agreements vary depending on the individual, the longest of which expire in June of 2013. These agreements include employment contracts with the Company’s chief executive officer and chief financial officer for a five-year term, which were entered into on June 1, 2008. Payments under certain of these employment agreements are subject to acceleration clauses and termination provisions in the event of a change in control of the Company or termination without cause as defined by the agreements.

Remaining minimum future payments to key executives are as follows:

Twelve months ending June 30,
2009	2,124,850
2010	1,886,110
2011	1,414,700
2012	743,160
2013	583,443

$6,752,263

NOTE 16 — Litigation
The Company is party to various claims and legal proceedings from time-to-time related to contract disputes and other commercial, employment, tax or regulatory matters. Except as disclosed below, the Company is not aware of any pending legal proceedings that it believes could individually, or in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Subsequent to the asset purchase of Soil Disposal, the former employer of the Soil Disposal sales representatives (the “Plaintiff”) filed a complaint against Pure Earth, PEI Disposal Group, Soil Disposal, the Soil Disposal sales representatives individually, the chief financial officer of Pure Earth personally, and other named parties (collectively the “Defendants”). The complaint alleges, among other things, that the Defendants breached certain covenants not to compete and a non-solicitation covenant with respect to customers and employees of the Plaintiff. The complaint also claims that Pure Earth interfered with contractual relations of the Plaintiff and aided and abetted the Soil Disposal sales representatives’ breach of certain fiduciary duties to the Plaintiff, unfair competition by the Defendants, and misappropriation of trade secrets and confidential information. The Plaintiffs also applied for a temporary restraining order (“TRO”) to prevent the consummation of the transaction and restrict the subsequent business activities of the Defendants. At the TRO hearing held in December of 2007, the Defendants were successful in having the TRO dismissed. Through October 1, 2008, the Company has incurred approximately $317,000 of legal costs in defending all Defendants against these allegations.
On April 17, 2006, a lawsuit was filed in the state of New Jersey, whereby Whitney was named as the defendant relating to an alleged breach of a lease agreement. Juda and the former owners of Whitney and Juda were named in the suit as co-defendants. The plaintiff alleges that Juda misrepresented its credit worthiness and was unjustly enriched by its use of the leased premises. The plaintiff is seeking damages in excess of $1 million dollars for unpaid rent and other claims. The case is currently in discovery. Juda and the Company believe that they have meritorious defenses and intend to contest the case vigorously. In addition, the former owners of Juda and Whitney have agreed to indemnify the Company for any such potential liabilities relating to the lawsuit, pursuant to the terms of the purchase agreements between the parties dated January 20, 2006. Accordingly, the Company has not recorded any accrual relating to this matter as of June 30, 2008 or December 31, 2007.
On January 10, 2008, a lawsuit was filed in the state of New Jersey, whereby the plaintiffs allege that certain former employees and current officers of Pure Earth spread false rumors and defamed the plaintiffs in connection with carrying out a waste disposal contract. The plaintiffs are seeking compensatory damages for costs incurred, lost business, punitive damages and attorney’s fees. The Company believes these claims are without merit and intends to file a countersuit against the plaintiff for filing a lawsuit without sufficient basis of fact and for issuing a defamatory press release.
Due to the inherent uncertainties of litigation, and because these actions are at a preliminary stage, the Company cannot accurately predict the outcome of these matters at this time. The Company intends to respond appropriately in defending against the alleged claims in each of these matters. The ultimate resolution of these matters could have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows.

Other Legal Matters
During the year ended December 31, 2007, the Company, Juda and the former owners of Juda were named as co-defendants in a lawsuit relating to the pension liability of union truckers. On January 10, 2008, this case was settled in the US District Court for $650,000, payable over a two year period. All defendants are jointly and severally liable for payment of the suit amount. The former owners of Juda (the “Indemnitors”) have agreed to reimburse Pure Earth for any costs and liabilities incurred as a result of this litigation as well as agreeing to indemnify and hold harmless Pure Earth from and against any claims, suits, causes of action or losses. The Company and the former owners of Juda agreed to settle this liability as follows: i) $250,000 payable upon execution of the settlement agreement, and ii) two consecutive payments of $200,000 each, plus accrued interest, due on or before December 10, 2008 and 2009, respectively. To facilitate this settlement, Pure Earth has posted a $400,000 letter of credit to serve as a credit enhancement. Pursuant to a Reimbursement and Indemnity Agreement with the Indemnitors, Pure Earth has the right to offset any amounts owed to the Indemnitors against salary compensation or annual bonuses, which they would otherwise be due from the Company. Pure Earth also required that the Indemnitors pledge 150,000 shares of Pure Earth common stock as collateral for the letter of credit. The pledged shares were deposited into an escrow account that is jointly held by Pure Earth and the Indemnitors. The Company does not believe that it is probable that they will be required to make any payments relating to this contingency and therefore, at June 30, 2008, the Company has not recorded any accrual relating to this matter.
NOTE 17 — Segment Reporting
During the three and six months ended June 30, 2008, the Company and management have organized its operations into five reportable business segments: Transportation and Disposal, Materials, Environmental Services, Treatment and Recycling and Concrete Fibers. During the three and six months ended June 30, 2007, the Company and management organized its operations into four reportable business segments: Transportation and Disposal, Materials, Environmental Services, and Treatment and Recycling. Certain income and expenses not allocated to the five reportable segments and intersegment eliminations are reported under the heading “Corporate and Other”. The performance of the segments is evaluated on several factors, of which the primary financial measure is Operating income before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”).
Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2008 is shown in the following tables:

Three months ended	Transportation		Environmental	Treatment and	Concrete	Corporate and
June 30, 2008	and Disposal	Materials	Services	Recycling	Fibers	Other (a), (b)	Total (d)
Third Party Revenues	$9,669,386	$387,930	$453,333	$6,728,609	$651,829	$—	$17,891,087

Intercompany Revenues (b)	27,170	312,823	—	560,770	—	(900,763)	—

Total Revenues	9,696,556	700,753	453,333	7,289,379	651,829	(900,763)	17,891,087

Third Party Cost of Revenues	6,774,515	950,271	406,269	5,369,551	560,753	—	14,061,359
Intercompany Cost of Revenues	854,412	—	(138)	46,350	—	(900,624)	—

Total Cost of Revenues	7,628,927	950,271	406,131	5,415,901	560,753	(900,624)	14,061,359

Gross Profit Margin	2,067,629	(249,518)	47,202	1,873,478	91,076	(139)	3,829,728

Operating Expenses	876,796	159,292	89,501	1,431,061	193,641	993,665	3,743,956

Income from Operations	1,190,834	(408,810)	(42,300)	442,417	(102,565)	(993,804)	85,772

Adjusted EBITDA	1,369,020	(320,741)	(24,064)	984,746	(40,185)	(1,002,943)	965,833

Reconciliation to Consolidated Statement of Operations:
Depreciation, Amortization and Impairment (c)	178,186	88,204	18,235	444,749	62,382	(9,275)	782,481

Interest Expense (Income)	—	—	1,740	94,068	2,388	388,635	486,831

Income before provision for income taxes	1,190,834	(408,945)	(44,039)	445,929	(104,955)	(1,382,303)	(303,479)

Six months ended	Transportation		Environmental	Treatment and	Concrete	Corporate and
June 30, 2008	and Disposal	Materials	Services	Recycling	Fibers	Other (a), (b)	Total (d)
Third Party Revenues	$16,883,409	$790,579	$1,260,492	$12,921,334	$651,829	$—	$32,507,643

Intercompany Revenues (b)	305,242	801,042	5,239	883,106	—	(1,994,629)	—

Total Revenues	17,188,651	1,591,621	1,265,731	13,804,440	651,829	(1,994,629)	32,507,643

Third Party Cost of Revenues	11,364,066	2,077,926	1,004,875	11,413,059	560,753	—	26,420,679
Intercompany Cost of Revenues	1,825,129	11,159	104,852	53,350	—	(1,994,490)	—

Total Cost of Revenues	13,189,195	2,089,085	1,109,727	11,466,409	560,753	(1,994,490)	26,420,679

Gross Profit Margin	3,999,456	(497,464)	156,004	2,338,031	91,076	(139)	6,086,964

Operating Expenses	1,439,195	338,885	225,125	2,322,459	193,641	1,878,846	6,398,150

Income from Operations	2,560,261	(836,349)	(69,121)	15,572	(102,565)	(1,878,984)	(311,186)

Adjusted EBITDA	2,924,794	(661,263)	(34,045)	996,095	(40,185)	(1,857,231)	1,328,165

Reconciliation to Consolidated Statement of Operations:
Depreciation, Amortization and Impairment (c)	364,533	175,221	35,076	867,768	62,382	21,618	1,526,598

Interest Expense (Income)	—	—	3,486	215,858	2,388	581,863	803,595

Income before provision for income taxes	2,560,261	(836,484)	(72,607)	(87,531)	(104,955)	(2,460,712)	(1,002,028)

Capital Expenditures (e)	$847	$94,649	$349,123	$441,804	$100,000	$51,360	$1,037,783

Total Assets (d)	$11,200,675	$1,263,934	$1,945,766	$29,577,766	$3,921,786	$5,447,600	$53,357,527

Goodwill	$—	$—	$759,964	$—	$—	$—	$759,964

(a)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our four operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, and other administrative functions. It also includes eliminations of intersegment revenues and costs of sales.

(b)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(c)	Includes depreciation and amortization expense classified above as a component of cost of sales and operating expenses.

(d)	The “Consolidated Total Assets” above reflects the elimination of $4,962,771 of the Parent’s investment in subsidiaries and intersegment receivables.

(e)	Includes non-cash items and assets acquired through acquisition. Capital expenditures are reported in the Company’s operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2007 is shown in the following tables:

Three months ended	Transportation		Environmental	Treatment and	Concrete	Corporate and
June 30, 2007	and Disposal	Materials	Services	Recycling	Fibers	Other (f), (g)	Total (i)
Third Party Revenues	$12,578,230	$715,164	$705,102	$4,500,760	$—	$—	$18,499,256

Intercompany Revenues (f)	3,069,193	77,666	16,000	1,237,733	—	(4,400,592)	—

Total Revenues	15,647,423	792,830	721,102	5,738,493	—	(4,400,592)	18,499,256

Third Party Cost of Revenues	8,863,682	669,158	302,916	4,287,696	—	—	14,123,452

Intercompany Cost of Revenues	4,122,486	37,819	239,987	—	—	(4,400,292)	—

Total Cost of Revenues	12,986,168	706,977	542,903	4,287,696	—	(4,400,292)	14,123,452

Gross Profit Margin	2,661,255	85,853	178,199	1,450,797	—	(300)	4,375,804

Operating Expenses	1,037,391	82,359	155,262	1,039,329	—	528,301	2,842,642

Income from Operations	1,623,864	3,494	22,937	411,468	—	(528,601)	1,533,162

Adjusted EBITDA	1,855,335	68,924	37,440	762,615	—	(537,728)	2,186,586

Reconciliation to Consolidated Statement of Operations:

Depreciation, Amortization and Impairment (h)	231,471	65,429	14,503	351,146.64	—	(9,125)	653,425

Interest Expense (Income)	22,800	316	2,583	165,440	—	152,585	343,723

Income before provision for income taxes	1,601,064	3,179	20,354	246,028	—	(681,186)	1,189,439

Six months ended	Transportation		Environmental	Treatment and	Concrete	Corporate and
June 30, 2007	and Disposal	Materials	Services	Recycling	Fibers	Other (f), (g)	Total (i)
Third Party Revenues	$22,027,918	$1,085,369	$1,208,857	$4,500,760	$—	$—	$28,822,904

Intercompany Revenues (g)	5,034,426	184,337	16,000	1,237,733	—	(6,472,496)	—

Total Revenues	27,062,344	1,269,706	1,224,857	5,738,493	—	(6,472,496)	28,822,904

Third Party Cost of Revenues	16,560,028	1,052,157	697,902	4,287,696	—	—	22,597,783

Intercompany Cost of Revenues	6,194,390	37,819	239,987	—	—	(6,472,196)	—

Total Cost of Revenues	22,754,418	1,089,976	937,889	4,287,696	—	(6,472,196)	22,597,783

Gross Profit Margin	4,307,926	179,730	286,968	1,450,797	—	(300)	6,225,121

Operating Expenses	1,864,389	177,335	288,407	1,039,329	—	831,563	4,201,023

Income from Operations	2,443,537	2,395	(1,439)	411,468	—	(831,863)	2,024,098

Adjusted EBITDA	2,922,908	126,579	25,646	762,615	—	(823,405)	3,014,343

Reconciliation to Consolidated Statement of Operations:

Depreciation, Amortization and Impairment (h)	479,371	124,184	27,085	351,146.64	—	8,158	989,945

Interest Expense (Income)	71,277	316	5,405	165,440	—	192,757	435,195

Income before provision for income taxes	2,372,260	2,079	(6,844)	246,028	—	(1,024,320)	1,589,203

Capital Expenditures (j)	$151,503	$93,734	$44,694	$13,587,743	$—	$101	$13,877,775

Total Assets (i)	$15,952,411	$1,864,181	$1,735,779	$29,222,845	$—	$558,657	$49,333,873

Goodwill	$—	$—	$759,964	$—	$—	$—	$759,964

(f)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our four operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, and other administrative functions. It also includes eliminations of intersegment revenues and costs of sales.

(g)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(h)	Includes depreciation and amortization expense classified above as a component of cost of revenues and operating expenses.

(i)	The “Consolidated Total Assets” above reflects the elimination of $3,372,834 of the Parent’s investment in subsidiaries and intersegment receivables.

(j)	Includes non-cash items and assets acquired through acquisition. Capital expenditures are reported in the Company’s operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.
For the six months ended June 30, 2008 and 2007, the Company derived all of its revenues from customers located within the United States. In addition at June 30, 2008 and December 31, 2007, all of the Company’s operations and long-lived assets were located in the United States.
NOTE 18 — Subsequent Events
Lyndhurst Facility
In October 2007, the Company entered into a five-year lease for a material processing facility located in Lyndhurst, New Jersey and otherwise completed the startup of operations at this facility in December 2007. The owner of the property was required to obtain certain permits with respect to this facility by December 2008. On June 5, 2008, the facility was closed by the city resulting from the owner’s failure to obtain a certificate of occupancy and failure to maintain proper fire retardant systems. Subsequent to June 30, 2008, the owner of the property obtained the certificate of occupancy and installed proper fire retardant systems. In August of 2008, the Company renegotiated a new two year lease of the Lyndhurst facility at a monthly rate of approximately $25,000 per month and resumed its operations at this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our results of operations and financial condition should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report.
Information contained in this section and expressed in dollars has generally been presented in round numbers. Percentages contained in this section have been calculated, where possible, using the information from our consolidated and condensed consolidated financial statements, and not the rounded information provided in this section. As a result, these percentages may differ slightly from calculations obtained based upon the rounded figures provided in this section and totals contained in this section may be affected by rounding.
Statements included in this quarterly report that do not relate to present or historical conditions are called “forward-looking statements.” Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects,” “plans,” “should,” “could,” “will,” and similar expressions are intended to identify forward-looking statements. Our ability to predict or project future results or the effect of events on our operating results is inherently uncertain. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved.
Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to:
•	industry competition, conditions, performance and consolidation;
•	our ability to grow our business through the formation and acquisition of complementary businesses;
•	our ability to integrate the companies, assets and operations we have previously acquired;
•	legislative and regulatory developments;
•	weather conditions, including extremely harsh weather or natural disasters which may cause us to temporarily cease some or all of operations;
•	the effects of adverse general economic conditions, both within the United States and globally; and
•	other factors described in “Item 1A. Risk Factors” of our Registration Statement on Form 10/A (File No. 0-53287), as filed with the SEC on October 8, 2008 (the “Registration Statement”), or in our other filings made with the SEC.
Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

Overview and Strategy
We are a diversified environmental company that specializes in delivering innovative solutions for the health and well-being of the planet. We are a provider of integrated environmental transportation, disposal, recycling, consulting, engineering and related services, enabling the beneficial reuse of soils and industrial waste streams into approved disposal facilities and Brownfield sites.
We were originally formed as a Delaware corporation on February 13, 1997 under the name Info Investors, Inc. with the original purpose of engaging in infomercial marketing, but this business never actively developed and was abandoned in 2006. On January 17, 2006, in connection with our acquisition of South Jersey Development, Inc., we changed our name to Pure Earth, Inc. and began to focus our efforts on the acquisition and operation of companies that serve our objectives.
As we are a relatively new company, a key element of our formation and growth to date has been our ability to identify potential complementary environmental services and beneficial reuse companies or specific assets of such companies as acquisition targets, to negotiate and successfully close those acquisitions, and to integrate the acquired businesses and assets into our operations. We seek to acquire businesses that operate current and new technologies, sciences and approaches in the environmental industry. By combining these existing and new technologies into a single organization, we believe we can be the leading provider of a wide array of soil reclamation, waste recycling and other environmental services. We also intend to utilize these services internally to develop and rehabilitate Brownfield properties that we own for development, and, ultimately, sale, as commercial real estate opportunities.
Pure Earth, Inc. is a holding company that conducts substantially all of its business through its wholly-owned operating subsidiaries and a 50%-owned joint venture. The following table summarizes the operations conducted through our wholly-owned subsidiaries and 50%-owned joint venture.

Subsidiary/Joint		Business		Primary	Primary Target
Venture	Parent Entity	Segment	Headquarters	Operations	Markets
Pure Earth Materials, Inc. (“PE Materials”)	Pure Earth, Inc.	Materials	North Bergen, New Jersey	Rock crushing and material recycling operation	New York City metropolitan area and northern New Jersey

Pure Earth Environmental Inc. (“PE Environmental”)	Pure Earth, Inc.	Environmental Services	Waterbury, Connecticut	Environmental engineering and consulting services for commercial and residential customers	Connecticut and New York

Casie Ecology Oil Salvage, Inc. (“Casie”) and MidAtlantic Recycling Technologies Inc. (“MART”)	Pure Earth, Inc.	Treatment and Recycling	Vineland, New Jersey	Processing and recycling of oils, solvents, refinery wastes, contaminated soils and filter cakes in solid and liquid form	Northeastern United States

Rezultz, Incorporated (“Rezultz”)	Pure Earth, Inc.	Treatment and Recycling	Vineland and Millville, New Jersey	Owns 32 acres of real property on which Casie and MART operations are conducted and recycling equipment to process and recycle waste products	Northeastern United States

Subsidiary/Joint		Business		Primary	Primary Target
Venture	Parent Entity	Segment	Headquarters	Operations	Markets
Bio Methods LLC (“Bio Methods”)	Pure Earth, Inc.	Environmental Services	Waterbury, Connecticut	Disposal of regulated medical waste from doctors’ offices, hospitals and nursing homes	Connecticut

Geo Methods, LLC (“Geo Methods”)	Pure Earth, Inc.	Environmental Services	Waterbury, Connecticut	Environmental well drilling for commercial customers	Connecticut and New York

Pure Earth Materials (NJ) Inc. (“PE Materials (NJ)”)	Pure Earth, Inc.	Materials	Trevose, Pennsylvania	Holding company for material recycling operation	None

PEI Disposal Group, Inc. (“PEI Disposal Group”)	Pure Earth, Inc.	Transportation and Disposal	Long Island, New York	Transportation and disposal of contaminated and clean soils	New York City metropolitan area and Long Island

Juda Construction, Ltd. (“Juda”)	PE Materials	Transportation and Disposal	Bronx, New York	Transportation of contaminated and clean soils, primarily to serve PE Disposal	New York City metropolitan area and northern New Jersey

Pure Earth Transportation & Disposal, Inc. (“PE Disposal”)	PE Materials	Transportation and Disposal	Bronx, New York	Transportation and disposal of contaminated and clean soils	New York City metropolitan area and northern New Jersey

Echo Lake Brownfield, LLC (“Echo Lake”)	PE Environmental	Environmental Services	Waterbury, Connecticut	Owns Brownfield site	Central Connecticut

New Nycon, Inc. (“New Nycon”)	Pure Earth, Inc.	Concrete Fibers	Westerly, Rhode Island	Distributor of fiber products and related accessories to the concrete industry	United States

Pure Earth Energy Resources, Inc. (“PE Energy”)	Pure Earth, Inc.	Treatment and Recycling	Trevose, Pennsylvania	Start up business to explore recycling of alternative wastes into fuels	Northeastern United States

HFH Acquisition Corp. (“HFH Acquisition”)	Pure Earth, Inc.	Environmental Services	Trevose, Pennsylvania	Formed for the purpose of purchasing an interest in a Brownfield site	New Jersey and New York

Advanced Catalyst Recycling, LLC (50%-owned joint venture)	Casie	Treatment and Recycling	Hudson, New York	Identify, develop and market recycling solutions for generators of spent metal catalysts	United States

We operate in the following five reportable business segments, which serve as strategic business units through which our operations are generally organized:
•	Transportation and Disposal — We provide transportation and disposal services for excavated clean and contaminated soils from urban construction projects in the mid-Atlantic region and the New York metropolitan area.
•	Treatment and Recycling — We remove, process, treat, recycle and dispose of residual waste from a variety of different industrial and commercial sources, targeting customers along the U.S. eastern seaboard. We also plan to recycle waste products with high BTU value into alternative fuels for consumers and other end users.
•	Environmental Services — We provide a wide range of environmental consulting and related specialty services, including:
•	environmental investigation, consulting and engineering services to commercial and residential customers;
•	environmental well drilling for commercial customers located primarily in Connecticut and New York;
•	disposal of regulated medical waste for hospitals, nursing homes and doctors offices; and
•	locating and acquiring Brownfield sites for subsequent development, restoration and potential resale, using capping material from our existing facilities or directly from our customer base.
•	Materials — We produce and sell recycled construction materials for a variety of construction and other applications, including crushed stone and recycled aggregate. Our construction materials are produced to meet all prevailing specifications for their use.
•	Concrete Fibers — Concrete Fibers is our newest segment, which was created with our acquisition of Nycon effective April 2008. We recycle used carpet fibers into environmentally sustainable, or “green,” fiber material. We also repack and distribute various other fibers as additives to concrete products.
We are leveraging our integrated environmental, transportation and disposal services to invest in and reclaim Brownfield properties. Brownfields are parcels of real property that generally have been used for industrial or commercial purposes and whose redevelopment may be complicated by the presence or potential presence of a hazardous substance, pollutant or contaminant. Cleaning up and reinvesting in these properties takes development pressures off undeveloped and open land, revitalizes an otherwise blighted or potentially blighted property for productive use, improves and protects the environment, improves the local tax base and facilitates job growth. We believe that our investments in Brownfield properties, together with our environmental recycling, engineering, consulting and related services, support our primary mission to act as a steward of the environment.

We generate revenues and cash in each of our segments as follows:
•	Transportation and Disposal — Revenues and cash are derived generally from fees charged to our customers for the collection, transportation and disposal of contaminated and clean soils from urban construction projects in the mid-Atlantic region and the New York metropolitan area.
•	Treatment and Recycling — Our revenues and cash are earned primarily through the following channels:
•	fees earned as a disposal facility for treatment by thermal desorption of contaminated soils; and
•	performing environmental services, such as oil salvaging, decontamination, wastewater cleanup, laboratory analysis and environmental consulting.
•	Environmental Services — We generate revenues from fees charged for our environmental consulting and related specialty services, including well-drilling and the disposal of medical waste. We have recently acquired our first Brownfield site and plan to take steps to cap this property with soils from our Transportation and Disposal segment. We estimate that we will begin generating revenues from our Brownfield operations in the second quarter of 2009.
•	Materials — Revenues and cash are generated by charging fees to customers for the removal of construction materials, such as rock and aggregate, from jobsites. These fees are based upon the quantity and weight of material removed and the distance of the jobsite from one of our facilities. We then process the material at our rock crushing facilities into various crushed stone products, which are then resold to customers for use in other construction projects. We sell our crushed stone products by weight and at a unit price that varies depending on the product type. Our Materials revenues are primarily dependent upon the high level of construction services in and around New York City and the New York-New Jersey-Connecticut tri-state area, as well as the demand for crushed stone products used in those construction projects.
•	Concrete Fibers — We generate revenues and cash through the sale of packaged concrete fibers to construction companies, concrete manufacturers and wholesalers. The price at which we sell these fibers is determined based upon the type of fiber, the quantity of the order and the pricing of our competitors for similar products. Our Concrete Fibers revenues are largely dependent upon the demand from the commercial and residential construction industries and prices set by the large companies that purchase our concrete fiber output. Also, this segment’s ability to generate revenue depends upon our ability to negotiate favorable sales agreements with these companies and our ability to manage the costs of obtaining raw materials and selling our concrete fiber products.
Overall, we generally enter into customer and materials contracts on a purchase order or similar basis. We do not generally enter into long-term supply or service contracts or arrangements with our customers. As a result, our revenues tend to be less regular than if we provided services or materials under long-term or requirements contracts, and thus our revenues may fluctuate significantly from period to period and between the same periods in different fiscal years. Thus, it may be hard for an investor to project our results of operations for any given future period.
We believe that the environmental services industry, especially in the eastern United States, is generally poised to expand dramatically in the near future for several reasons. First, support for environmentally sustainable construction methods and materials has increased over the past few years, and we predict that this trend will continue in light of growing concerns regarding fuel availability and consumption, and the environmental impacts of industry and development.
Second, the operation of commercial and industrial concerns in the northeastern United States over the last 50 to 100 years has created a large number of properties with environmental evaluation and waste disposal needs. Cost-effective restoration of these properties will be viewed as a solution to the limited availability and high value of real estate in the northeastern United States. Since 1995, federal and state support of Brownfield programs have served to promote and fund activities designed to efficiently clean up these properties and restore them to productive and revenue-generating use. Finally, the increasing cost and declining capacity of landfills support the development of alternative technologies for the beneficial recycling and reuse of hazardous and other wastes, including soils, fuels, metals and wastewater.
We believe that we are well-positioned to capitalize upon these industry opportunities. First, we have commenced operations in strategically selected geographic locations near major cities and industrial centers, such as the New York-New Jersey-Connecticut tri-state area and the mid-Atlantic region. These regions currently are supporting strong construction growth and are driving the need for the recycling and reuse of a variety of waste streams. We seek to expand our operations both within these initial target areas as well as to expand to other similar geographic areas, such as Delaware and Ohio.

Second, we are focusing on integrating a wide array of related environmental services operations into a single platform to offer our customers a single source for customizable transportation, disposal and treatment and recycling, all at a lower cost. Our Materials segment also produces beneficially reused construction materials at a fraction of the cost of original materials, which supports sales to construction sites as well as our internal needs for Brownfield redevelopment.
Third, our services integration strategy is being developed for us to capitalize on the Brownfield redevelopment industry, which according to a 2005 Mondaq Business Briefing estimate is projected to contribute nearly 600,000 new jobs and as much as much as $1.9 billion annually to the national economy. Our ability to manage a diverse range of contaminated materials and environmental services allows us to seek Brownfield sites for efficient and cost-sensitive development of these properties.
Critical Accounting Policies and Estimates
In preparing our consolidated and condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses. We make these estimates and assumptions because certain information that we use is dependent upon future events, cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies. In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment. Actual results could differ from the estimates and assumptions that we use in the preparation of our consolidated and condensed consolidated financial statements. Below is a summary of our most important accounting policies that may affect our consolidated and condensed consolidated financial statements.
Revenue Recognition: We apply the revenue recognition principles set forth under the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” with respect to all of our revenue. Accordingly, revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collection is reasonably assured. Revenue is recognized net of estimated allowances.
We recognize revenues associated with each of our five reportable segments as follows:
•	Transportation and Disposal — revenues are recognized upon completion of the disposal of the waste into a landfill or Brownfield, or when it is shipped to a third party for processing and disposal. We bill our customers upon acceptance of the waste. Because the disposal process typically occurs within one day of acceptance, we do not generally defer revenue based on the minimal amount of time between billing and completion of waste disposal. At June 30, 2008 and December 31, 2007, there was not any waste that had been accepted, but not yet disposed of, into a landfill or other facility.
•	Treatment and Recycling — revenues are recognized upon the acceptance of the waste into our facility and the completion of the treatment of hazardous or non-hazardous soils and oil byproducts. Revenues from waste that is not yet completely processed (and their associated costs) are deferred until the services have been completed. Some of our customer contracts require a certificate of disposal from a recycling outlet and for those specific contracts revenue is deferred until the disposal process has been completed. Estimating the amount of revenue and costs of revenue to be deferred for waste that has not yet been completely processed requires significant judgments and assumptions to be made by management, such as the estimated cost per ton for fuel and the costs of handling, transportation and disposal. At June 30, 2008 and December 31, 2007, we recorded net deferred revenues of approximately $22,000 and $200,000, respectively.
•	Environmental Services — revenues are recognized as services are rendered.

•	Materials:
•	Revenue from incoming materials is recognized upon acceptance of the materials into the facility at which time it is deemed earned.
•	Subsequent to the receipt of unprocessed materials, we process the material into a finished product. The finished product is resold to third parties and revenue is recognized upon delivery of the finished product to the customer.
•	Concrete Fibers — revenues are recognized upon the shipment of finished goods to our customers. Generally, title to the finished goods and risk of loss pass to the customer when the goods are shipped. Therefore, we recognize revenue for this segment at that point.
Accrued Disposal Costs. We record accrued disposal costs representing the expected costs of processing and disposing of clean and contaminated soils that have been received into the treatment facility. Disposal costs include the costs associated with handling and treating the waste, and the cost of disposing the processed materials. Any soil that is unprocessed is expected to be treated within the next 12 months and, therefore, this obligation is classified as a current liability on our consolidated balance sheet. Except as required by certain specific customer contracts, we generally are not obligated to dispose of processed soil within a specific time period. As a result, disposal costs for processed soil are classified as a long-term liability on our consolidated balance sheet.
Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable are due from a variety of customers. We extend credit based on continuing evaluations of the customer’s financial condition, and in certain instances may require additional collateral or insurance bonds from our customers. We review accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve based on historical experience, in our overall allowance for doubtful accounts. We assess the need for specific reserves based upon factors specific to the individual receivables and customers, including our past experience in dealing with the customer, length of time outstanding, condition of the overall economy and industry as a whole and whether or not the contract is bonded or insured. For many of our larger contracts, we may require the customer to obtain an insurance bond to provide for additional collateral in the event that we are unable to collect from the customer directly. Accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided, but historically our provision has been adequate.
Goodwill and Intangible Assets with Indefinite Lives. We assess goodwill and intangible assets with indefinite lives on at least an annual basis or if a triggering event has occurred to determine whether any impairment exists. We assess whether an impairment exists by comparing the carrying value of each reporting unit’s goodwill to its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of each reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. We rely on discounted cash flow analyses, which require significant judgments and estimates about the future operations of each reporting unit, to develop our estimates of fair value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.
We also have valuable state and local permits that allow our companies within the Treatment and Recycling segment to operate their recycling and soil remediation operations. The permits do not have any legal, regulatory (other than perfunctory renewal requirements of up to five years on certain permits), contractual, competitive, economic or other factors that would limit the useful lives of the assets, and therefore are deemed to have indefinite lives and are not subject to amortization. Permits with finite lives were immaterial at June 30, 2008 and December 31, 2007, and any such permits would be amortized on a straight-line basis over their estimated useful lives.
Intangible Assets with Finite Lives. Our amortizable intangible assets include customer relationships and covenants not to compete. These assets are being amortized using the straight-line method over their estimated useful lives. The customer lists are stated at cost or allocated cost based upon purchase price allocations, which were estimated based upon the fair value of the consideration given up to obtain the assets. Customer lists are amortized on a straight-line basis over 10 years, which was determined by consideration of the expected period of benefit to be derived from these customers, as well as the length of the historical relationship. Our non-compete agreements are amortized on a straight-line basis over the term of the non-compete agreement.

Long-Lived Assets. We periodically evaluate the net realizable value of all of our long-lived assets, including property, plant and equipment and amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We will evaluate events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. When indicators of potential impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying business. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows from an asset are estimated to be less than the carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. We will also continually evaluate the estimated useful lives of all long-lived assets and, when warranted, revise such estimates based on current events.
Business Combinations. Acquisitions we enter into are accounted for using the purchase method of accounting. The purchase method requires our management to make significant estimates. Under SFAS No. 141, “Business Combinations,” as currently in effect, management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. Determining the fair value of the consideration paid requires estimates on the part of management due to the fact that our common stock is thinly traded and therefore the quoted price may not be representative of fair value. This cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In addition, management, with the assistance of valuation professionals, must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Where appropriate or required, management may utilize third-party appraisals to assist in estimating the fair value of tangible property, plant and equipment and intangible assets acquired.
The accounting principles governing the accounting of business combinations have been substantially revised, effective January 1, 2009. See “ — Recently Issued Accounting Pronouncements.” We are in the process of assessing the effects that these new accounting pronouncements will have on us.
Stock-Based Compensation. We adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” on July 24, 2007, concurrent with our board of directors approving the 2007 Stock Incentive Plan. Prior to July 24, 2007, we had not granted any stock-based compensation to our employees, and thus the change in accounting policy represented by the adoption of SFAS No. 123(R) did not have any effect on our results of operations for periods ending on or before June 30, 2007.
As a result of the adoption of SFAS No. 123(R), we are required to recognize compensation cost relating to share-based payment transactions with employees in our consolidated and condensed consolidated financial statements. That cost is measured based upon the fair value of the equity or liability instrument issued as of the grant date and is recognized over the requisite service period.
We did not grant any share-based compensation in the form of options during the six month periods ended June 30, 2007 or June 30, 2008. When and if we do decide to grant options to our employees or directors, we will be required to determine the grant date fair value of the option using an appropriate option valuation method, such as the Black-Scholes-Merton closed-form option valuation model. To calculate the grant-date fair value of options, SFAS No. 123(R) will require us to make certain estimates or assumptions in accordance with the guidance provided in SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies,” including, among other things, the expected term of the option, the expected volatility of our common stock, the expected dividend yield, the requisite service period of the option and the risk-free interest rate. Any assumptions we make may need to be adjusted in accordance with SFAS No. 123(R), SAB No. 107 and generally accepted accounting principles.

Warrants and Derivative Instruments. We have issued warrants to purchase our common stock to the following parties:
•	the holders of convertible debentures repaid in November 2007 and a placement agent in connection with this transaction;
•	the holders of our Series A preferred stock, which shares were originally issued in May 2007 and were automatically converted into common stock on June 30, 2008; and
•	the holders of our Series B preferred stock issued in March 2008.
We account for the issuance of common stock purchase warrants and other free standing derivative financial instruments in accordance with the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.” Based on the provisions of EITF 00-19, we classify as equity any contracts that require physical settlement or net-share settlement, or give us a choice of net-cash settlement or settlement in our own shares (either physical settlement or net-share settlement). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (either physical settlement or net-share settlement). As a result, we classify the warrants associated with the convertible debentures and our Series A preferred stock as equity and the warrant issued in connection with the Series B preferred stock as a liability. We assess the classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.
Preferred Stock. We classify and measure our preferred stock according to the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” Preferred stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value in accordance with SFAS No. 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Under these pronouncements, we classify conditionally redeemable preferred shares, which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. The Series A preferred stock, which was outstanding during all periods presented, contained a put option that was not solely within our control and therefore, was classified as temporary equity. The Series B preferred stock issued in March 2008 is mandatorily redeemable in March 2013 and is classified as a liability.
Income Taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items; for example differences arising as a result of applying the purchase method of accounting to acquisitions. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent that we believe recovery is not likely, a valuation allowance must be established.
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits at June 30, 2008 and December 31, 2007. We file U.S. federal income tax returns, as well as tax returns in various state and local jurisdictions. These returns are subject to audits by the respective tax authorities. We record penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

Results of Operations — Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Three Months Ended June 30,
(in thousands, except share and per share data)	2008	2007
	(unaudited)	(unaudited)
Revenues	$17,891	$18,499
Cost of revenues	14,061	14,123

Gross profit	3,830	4,376

Operating expenses:
Salaries and related expenses	1,779	1,407
Occupancy and other office expenses	273	305
Professional fees	559	436
Other operating expenses	229	303
Insurance	357	363
Depreciation and amortization	138	30
Impairment of idle machinery	412	—
(Gain) on sale of equipment	(3)	(1)

Total operating expenses	3,744	2,843

Income from operations	86	1,533
Interest expense, net	(487)	(344)
Other income	98	—

Income (loss) before provision for (benefit from) income taxes	(303)	1,189
Provision for (benefit from) income taxes	(126)	517

Net income (loss)	(177)	672
Less preferred stock dividends	(453)	—

Income (loss) available for common stockholders	$(630)	$672

Income (loss) available for common stockholders per share (basic)	$(0.04)	$0.04

Income (loss) available for common stockholders per share (diluted)	$(0.04)	$0.04

Weighted average shares of common stock outstanding during the period (basic)	17,233,917	16,714,499
Weighted average shares of common stock outstanding during the period (diluted)	17,233,917	17,093,498
Earnings before interest, taxes, depreciation, and amortization (EBITDA)	$966	$2,187

We define EBITDA, as used in the table above, to mean our net income (loss) before interest, provision for (benefit from) income taxes, depreciation and amortization. We rely on EBITDA, which is a non-GAAP financial measure:
•	to review and assess the operating performance of our company and our reporting segments, as permitted by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”;
•	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;
•	as a basis for allocating resources to various segments or projects;
•	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and
•	to evaluate internally the performance of our personnel.

In addition, we also utilize EBITDA as a measure of our liquidity and our ability to meet our debt service obligations and satisfy our debt covenants, which are partially based on EBITDA. See “ — Liquidity and Capital Resources — Summary of Cash Flows — Net Cash Used in Operating Activities.”
We have presented EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss), and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present EBITDA as supplemental disclosure because:
•	we believe EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest and income taxes, which are non-operating expenses, and depreciation and amortization, which are non-cash expenses;
•	we believe that it is useful to provide to investors with a standard operating metric used by management to evaluate our operating performance;
•	we believe that the use of EBITDA is helpful to compare our results to other companies by eliminating non-cash depreciation and amortization charges and the effects of differences in intangible asset valuation, which are often incurred with significant acquisitions of operations; and
•	EBITDA is commonly used by companies in the waste management and environmental industries as a performance measure, and we believe that providing this information allows investors to compare our operating performance to that of our competitors in these industries.
Even though we believe EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:
•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;
•	EBITDA does not reflect income or other taxes or the cash requirements to make any tax payments; and
•	other companies in our industry may calculate EBITDA differently than we do, thereby potentially limiting its usefulness as a comparative measure.
Because of these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and providing EBITDA only supplementally.

The following table presents a reconciliation of net income (loss), which is our most directly comparable GAAP operating performance measure, to EBITDA for the three months ended June 30, 2008 and June 30, 2007:

	Three Months Ended June 30,
(in thousands)	2008	2007
	(unaudited)	(unaudited)
EBITDA	$966	$2,187
Depreciation and amortization, including $644 and $624 of depreciation and amortization classified as a component of cost of revenues	782	654
Interest expense, net	487	344
Provision for (benefit from) income taxes	(126)	517

Net income (loss)	$(177)	$672

Revenues
The following table sets forth information regarding our revenues, excluding intercompany revenues, by segment for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008		2007
(unaudited)		% of		% of
(in thousands, except percentages)	Amount	Revenues	Amount	Revenues
Transportation and Disposal	$9,669	54.1%	$12,578	68.0%
Treatment and Recycling	6,729	37.6%	4,501	24.3%
Environmental Services	453	2.5%	705	3.8%
Materials	388	2.2%	715	3.9%
Concrete Fibers	652	3.6%	—	—

Total	$17,891	100.0%	$18,499	100.0%

Revenues decreased by $0.6 million, or 3.2%, from $18.5 million for the three months ended June 30, 2007 to $17.9 million for the three months ended June 30, 2008. The revenue decrease in the second quarter of 2008 is primarily attributable to a $2.9 million decrease in revenues from the Transportation and Disposal segment, offset by an increase of $2.2 million in revenues from Treatment and Recycling. Our revenues from the Environmental Services and Materials segments each decreased slightly by $0.3 million for the three months ended June 30, 2008. The startup of our Concrete Fibers segment commenced on April 1, 2008 and contributed approximately $0.7 million of revenues for the second quarter of 2008. The operating results for the second quarter of 2008 also include $3.1 million of revenue attributable to the addition of PEI Disposal Group, which was not present in the second quarter of 2007. In the second quarter of 2008, we hired two additional senior level sales and marketing personnel to coordinate, upgrade and penetrate larger Fortune 500 accounts on a national level for the Transportation and Disposal and Treatment and Recycling segments.
Revenues from our Transportation and Disposal segment decreased by $2.9 million, or 23.1%, from the three months ended June 30, 2007 as compared to the three months ended June 30, 2008. Revenues in both periods were driven largely by the demand for our Transportation and Disposal services in the New York metropolitan area. We derived 43% and 65% of our Transportation and Disposal revenues from four large customers for the three months ended June 30, 2008 and three customers for the three months ended June 30, 2007. During the three months ended June 30, 2007, we had a significant transportation and disposal job in New York City that did not recur in the same period in 2008. Revenues from the Transportation and Disposal segment are highly dependent upon the market for construction and rehabilitation projects in the New York City metropolitan area, which we believe will continue to be strong over the next several years and provide a steady stream of business. The addition of PEI Disposal Group in December 2007 provides additional experienced salespeople and is important in broadening the customer base to continue to support growth in this segment.

Revenues from the Treatment and Recycling segment for the three months ended June 30, 2008, increased by $2.2 million, or 49.5%, as compared to the three months ended June 30, 2007. The increase in revenues reflects a strong market in the second quarter of 2008 for our services as a recycling and disposal services provider in the contaminated soil and recycled oil sectors. During the second quarter of 2008, we had one customer which contributed approximately $0.8 million in revenues. We are currently in the process of obtaining additional permits that will allow us to increase the capacity and volume of clean and contaminated soils that can be processed and treated. In addition, we continue to explore opportunities in the market for spent metal catalysts through our ACR joint venture.
A decrease of approximately $0.3 million in our Environmental Services segment for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 is the result of a decline in disposal revenues associated with this segment. In 2008, we expanded our consulting services by offering the brokering of the disposal of waste, which contributed approximately $0.1 million for the three months ended June 30, 2008. In addition, we also purchased a Brownfield location in central Connecticut in January 2008, which will provide an additional disposal site for our excavated soils over the next four to five years. We anticipate that this site will begin generating revenues in the second quarter of 2009.
Revenues from the Materials segment also decreased by approximately $0.3 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The Materials segment results overall were positively affected by the leasing and operation of an additional rock crushing facility in Lyndhurst, New Jersey, which contributed approximately $75,000 of revenues for the three months ended June 30, 2008. The addition of a second material processing site allowed us to increase our volume and provide an alternative disposal outlet for certain types of material from our Transportation and Disposal segment. In May 2008, we leased new equipment at a cost of approximately $1.8 million at these facilities, which we expect will contribute to increasing our ability to recycle additional volumes of material. In June 2008, we encountered a temporary disruption in the operations of our Lyndhurst processing facility because the owner of the facility failed to obtain a certificate of occupancy and maintain proper fire retardant systems. As a result of this disruption, we experienced a decrease in Materials revenue in the second quarter of 2008, and we expect this decrease to continue into the third quarter of 2008. Currently, the owner of the Lyndhurst property has obtained the certificate of occupancy and installed the requisite fire retardant systems, and we have entered into a memorandum of understanding that serves to amend the original lease agreement and to reduce the rental rate over a two-year period beginning in October 2008. However, if we do not execute an amended lease with the lessor of this facility by October 10, 2008, the rental rate will revert to its original amount.
The Concrete Fibers segment produced revenues of $0.7 million for the three months ended June 30, 2008. We commenced operations in our Concrete Fibers segment on April 1, 2008 with the acquisition of Nycon, Inc. Revenue for the Concrete Fibers segment during the second quarter of 2008 is reflective of our efforts to generate sales through existing customer contacts and to renew relationships with former customers. We anticipate that revenues for the Concrete Fibers segment will increase during the remainder of fiscal year 2008, with the addition of new, larger corporate customers. Simultaneously with the Nycon acquisition, we introduced the Nycon-G™ fiber, an eco-friendly reinforcing fiber manufactured from post-consumer carpet waste and developed under the patented process covered by the licensing agreement with the patent holder. We believe that Nycon-G™ is the only concrete reinforcing fiber currently on the market that has minimal or no negative impact on the environment and that offering this product to the marketplace will allow us to establish or enhance existing relationships with large concrete manufacturers.

The table above does not reflect intercompany revenues of approximately $0.9 million and $4.4 million for the three months ended June 30, 2008 and 2007, respectively, which revenues were eliminated from our condensed consolidated statements of operations. Intercompany revenues primarily consist of services that one reporting segment provides to support its internal operations or that of another segment. We generally reflect these services at their current market value when rendered. Intercompany revenues, by segment, for the three months ended June 30, 2008 and 2007 were as follows:

	Intercompany Revenues
	Three Months Ended June 30,
	2008		2007
		% of		% of
(unaudited)		Intercompany		Intercompany
(in thousands, except percentages)	Amount	Revenues	Amount	Revenues
Transportation and Disposal	$27	3.0%	$3,069	69.7%
Treatment and Recycling	561	62.3%	1,238	28.1%
Environmental Services	—	—	16	0.4%
Materials	313	34.7%	78	1.8%
Concrete Fibers	—	—	—	—

Total	$901	100.0%	$4,401	100.0%

Our intercompany revenues for the three months ended June 30, 2007 largely reflect our use of trucking and transportation services provided internally for the disposal of contaminated and clean soils. The decrease in intercompany revenues within our Transportation and Disposal segment during the three months ended June 30, 2008, is due primarily to our strategic decision to begin subcontracting out the majority of our transportation costs to third parties versus the use of internal resources in the corresponding period ended June 30, 2007. During the three months ended June 30, 2008, the Materials segment also processed increased amounts of material from the Transportation and Disposal Segment as compared to the three months ended June 30, 2007, resulting in an increase of $0.2 million, or 301%. The use of our internal rock crushing facility for these materials is a more economical alternative to disposing of the material into third-party facilities. The Treatment and Recycling segment had intercompany revenues of $0.6 million and $1.2 million for the three months ended June 30, 2008 and 2007, respectively, which are derived from incoming materials from our Transportation and Disposal segment. The decrease in intercompany revenues within the Treatment and Recycling segment is the result of a large Transportation and Disposal job that existed in the second quarter of 2007, which produced material that was economically advantageous to be processed internally at our Treatment and Recycling facility. An important part of the strategic alignment of our segments is the synergies and cost savings that these segments can provide to each other, which benefits us as a whole. We expect that intercompany revenues will increase as we begin to rehabilitate our existing Brownfield site and we acquire additional sites for development.
Cost of Revenues
The following table sets forth information regarding our cost of revenues, excluding intercompany costs, by segment for the three months ended June 30, 2008 and 2007.

	Cost of Revenues — By Segment
	Three Months Ended June 30,
	2008		2007
(unaudited)		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues
Transportation and Disposal	$6,775	37.9%	$8,864	47.9%
Treatment and Recycling	5,369	30.0%	4,288	23.2%
Environmental Services	406	2.3%	303	1.6%
Materials	950	5.3%	669	3.6%
Concrete Fibers	561	3.1%	—	—

Total	$14,061	78.6%	$14,124	76.3%

Cost of revenues decreased by approximately $63,000, from $14.12 million for the three months ended June 30, 2007 to $14.06 million for the three months ended June 30, 2008. This decrease results from a decrease in the total volume of material processed by the Transportation and Disposal segment from period to period. Intercompany cost of revenues also declined as a result of this same decrease in volume from the Transportation and Disposal segment. These decreases were offset by an increase in the cost of revenues attributable to Casie Group and our Treatment and Recycling segment as a result of increased sales during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. We also incurred additional costs of revenues in the Materials segment, primarily resulting from approximately $0.4 million in costs incurred in connection with the start-up of a rock crushing facility in Lyndhurst, New Jersey. Cost of revenues as a percentage of revenues was 78.6% for the three months ended June 30, 2008 and 76.3% for the three months ended June 30, 2007. During the remainder of 2008, we plan to decrease cost of revenues and improve our gross margins by:
•	growing our Transportation and Disposal segment and increasing the number of disposal outlets accessible to us that are located closer to customer job sites, which would decrease our transportation costs and provide alternative disposal options to landfills;
•	identifying a new transfer station in 2008, which we believe will reduce our subcontractor costs by allowing us to use non-union subcontractors (instead of using more expensive union subcontractors) to collect soils from this transfer station to the final disposal outlet;
•	increasing the number of Brownfield properties that we own, operate or control, which could reduce our disposal costs by allowing us to use clean and contaminated soils from our Transportation and Disposal customers in our Brownfield projects, instead of disposing them in a third party facility; and
•	decreasing our direct costs within the Treatment and Recycling segment through cost-cutting initiatives including decreasing personnel costs.
For the remainder of 2008, we expect to continue to operate at gross margins ranging from 15% to 25% on a consolidated basis. These estimates are based on our current expectation of costs of labor and transportation costs. Our ability to achieve our estimated gross margins in future periods may be impacted by, among other things, fuel prices that rise faster than anticipated, increases in disposal costs arising from a reduction in the disposal facilities’ capacity or additional restrictions that may be placed on the types or amounts of waste they may be able to accept, and our ability to successfully implement initiatives to reduce operating expenses. We anticipate that our Concrete Fibers segment will operate at a gross margin of approximately 20% in 2008.
The following table sets forth information regarding our cost of revenues by cost item for the three months ended June 30, 2008 and 2007.

	Cost of Revenues — By Cost Item
	Three Months Ended June 30,
	2008		2007
(unaudited)		% of		% of
(in thousands, except percentages)	Amount	Revenues	Amount	Revenues
Transportation and disposal	$3,605	20.1%	$3,600	19.5%
Subcontractors	4,873	27.2%	4,415	23.9%
Direct labor	2,476	13.8%	2,982	16.1%
Repairs and maintenance	395	2.2%	614	3.3%
Fuel	811	4.5%	658	3.6%
Depreciation and amortization	666	3.7%	617	3.3%
Insurance	44	0.2%	212	1.1%
Analytics and testing	175	1.0%	263	1.4%
Plant costs	583	3.3%	233	1.3%
Raw materials	389	2.2%	—	—
Other	44	0.2%	530	2.9%

Total	$14,061	78.6%	$14,124	76.4%

Transportation and disposal — consists of “tipping fees” paid to dispose of clean and contaminated soils at various outlets in our service areas. Tipping fees are costs assessed by a landfill or other waste processing facility to accept the waste. For the three months ended June 30, 2008 and 2007, these costs comprised 20.1% and 19.5%, respectively, of our revenues and 25.6% and 25.5%, respectively, of our cost of revenues. Depending on the type of waste, we attempt to lessen the cost of delivery and disposal to our customers. For example, we try to locate disposal outlets that charge lower overall tipping fees, negotiate lower tipping fees based upon total volume of waste hauled, and, where possible, choose facilities that are closest to the pickup locations. We have negotiated, and are in the process of negotiating, exclusive contracts at certain facilities which we expect will substantially reduce our transportation and disposal costs for certain types of materials. Costs at these disposal outlets were driven by permit requirements, soil characteristics, market demand, proximity to the pickup point and capacities of competitors.

Subcontractors — consist of third party trucking costs to pick up clean and contaminated soils from our customers and deliver them to the most appropriate disposal outlet. We incur subcontracting costs within our Transportation and Disposal segment as well as in the Treatment and Recycling segment to dispose of processed materials after treatment. Subcontracting costs increased by approximately $0.5 million for the three months ended June 30, 2008 as compared to June 30, 2007, and represented 27.2% and 23.9% of our revenues, respectively. Subcontracting costs are affected by transportation costs, including the cost of fuel and insurance, and therefore could be negatively impacted by rising fuel prices. In 2008, we began to subcontract the majority of our trucking within the Transportation and Disposal segment to third parties as opposed to using internal resources from Juda in the prior year. We believe that this initiative will enable us to reduce our overall cost of revenues by reducing the amount spent on insurance, repairs and maintenance and union costs.
Direct labor and union benefits — consists primarily of union wages for our drivers at Juda who operate our company-owned trucks for soil pickup and delivery to disposal outlets, and the related cost of providing union benefits to those drivers. In addition, this item includes wages and benefits paid to laborers at our rock crushing facility in our Materials segment and to laborers at Casie Group. Direct labor costs decreased by $0.5 million in the second quarter of 2008 as compared to the second quarter of 2007, representing 13.8% and 16.1% of our revenues, respectively. The decrease was primarily attributed to the decrease in our revenues from Transportation and Disposal during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was offset by a $0.5 million decrease in union benefits expense as a result of the decrease in union labor used in our operations at Juda. We plan to continue to utilize subcontracted third parties, instead of internal labor and unionized employees, for the majority of our trucking needs in the future, and as a result, we anticipate that labor and union costs will continue to remain low as a percentage of revenues.
Repairs and maintenance — reflects the costs we incur to maintain the equipment used in our operations within the Materials and Treatment and Recycling segments and our fleet of company-owned trucks. Repairs and maintenance costs decreased by $0.2 million, or 36%, from the second quarter of 2007 to the second quarter of 2008. This decrease reflects the nonrecurring expenses incurred in the second quarter of 2007 to improve the operating effectiveness of equipment used in the Treatment and Recycling and Materials segments. This increase was offset by a decrease in repairs and maintenance within the Transportation and Disposal segment due to the subleasing of Juda’s trucks in 2008 as compared to using the trucks in our operations in 2007. Based upon the current age and condition of our machinery and equipment, we believe that future repair and maintenance costs will continue to be stable.
Fuel — fluctuations in the cost of fuel also directly impact our cost of revenues through the cost of transporting soils and construction materials, subcontractor costs, and costs associated with our Treatment and Recycling segment, where fuel is used to operate large pieces of machinery essential to the recycling process. Costs for fuel increased by $0.2 million, or 23%, from the three months ended June 30, 2007 to the three months ended June 30, 2008. Casie Group accounted for approximately $0.7 million of fuel costs, primarily associated with the operations of the TDU soil processing equipment. The increase at Casie Group was offset by a decrease in fuel costs at Juda resulting from the outsourcing of trucking in the first quarter of 2008. We also implement a fuel surcharge as a component of our various customer agreements, which permits us to pass along a portion of increases in fuel costs to our customers.
Depreciation and amortization — consist of the depreciation and amortization of assets used directly in our revenue-producing activities, including primarily buildings, equipment, machinery and trucks. Depreciation and amortization increased by approximately $49,000 from the quarter ended June 30, 2007 to the quarter ended June 30, 2008. This increase of 8% was primarily due to fixed asset additions within Casie Group and approximately $47,000 of additional expense from the acquisition of Nycon, offset by a decrease in depreciation expense at Juda of approximately $115,000 due to the sale of trucks and automobiles.

Insurance — represents the cost of insuring the trucks used by the Transportation and Disposal segment as well as general liability and workers’ compensation insurance. Our insurance costs decreased by approximately $168,000 or 79%, from the second quarter of 2007 compared to the second quarter of 2008. This decrease was primarily caused by discontinuing the trucking operations at Juda in 2008, which resulted in lower automobile insurance costs and workers’ compensation insurance. The remaining decrease in insurance costs is the result of the implementation of a new comprehensive company-wide insurance plan, which provided cost savings of approximately $125,000.
Analytics and testing — represent the costs of the laboratory and testing for clean and contaminated soils in order to determine the appropriate disposal outlet or treatment methodology and to test soils for compliance with quality assurance standards for transportation to their ultimate location. Our analytics and testing costs decreased by $0.1 million for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007. This decrease is primarily attributable to lower volumes of soil within our Transportation and Disposal segment, which therefore require less analytical testing. As our volumes increase over time within the Transportation and Disposal and Treatment and Recycling segments, we anticipate that our costs for analytics and testing will increase as well, unless we can find alternative, lower cost quality assurance programs without increasing risk.
Plant costs — represent the costs associated with running our Treatment and Recycling and Materials facilities, including rent and lease expense for properties and equipment, utilities, and supplies required for operations. Our plant costs increased by approximately $0.3 million during the second quarter of 2008 as compared to the corresponding period from the prior year. This increase is the result of additional costs incurred at our Materials facilities of approximately $134,000 due to the operation of a second rock crushing facility at Lyndhurst and additional plant costs incurred in our operations of the Casie Group facilities due to higher volumes of waste in the Treatment and Recycling segment. We expect that our plant costs associated with these facilities will remain at the level consistent with that represented in the first half of 2008’s results.
Raw materials — include the cost to purchase plastic fibers for use in our Concrete Fibers segment. Our costs for raw materials for the second quarter of 2008 were approximately $0.4 million, which is attributable solely to the acquisition of Nycon, Inc. effective as of April 1, 2008.
Other — include expenses for tickets, tolls, fines, permitting costs and other miscellaneous costs that related directly to our revenue production. Other direct expenses decreased by approximately $50,000, or 11.6%, as a result of discontinuing operating our company trucks at Juda, which reduced the costs for tickets and tolls. This decrease was in turn offset by additional costs incurred as a result of the Casie Group acquisition.
Operating Expenses
Our operating expenses include:
•	salaries and related expenses (other than direct labor costs and union benefits described above);
•	occupancy and other office expenses;
•	professional fees;
•	insurance;
•	depreciation and amortization (other than amounts included as a component of cost of revenues as described above);
•	impairment of idle machinery;
•	gain recognized on our sale of certain equipment; and
•	other miscellaneous operating expenses.

The following table summarizes the primary components of our operating expenses for the three months ended June 30, 2008 and 2007.

(unaudited)	Three Months Ended June 30,		Period to Period Change
(in thousands, except percentages)	2008	2007	Amount	Percentage
Salaries and related expenses	$1,779	$1,407	$372	26.4%
Occupancy and other office expenses	273	305	(32)	(10.5)%
Professional fees	559	436	123	28.2%
Other operating expenses	229	303	(74)	(24.4)%
Insurance	357	363	(6)	(1.7)%
Depreciation and amortization	138	30	108	360.0%
Impairment of idle machinery	412	—	412	—
Gain on sale of equipment	(3)	(1)	(2)	200.0%

Total operating expenses	$3,744	$2,843	$901	31.7%

Salaries and related expenses represented approximately 47.5% of our total operating expenses for the three months ended June 30, 2008 and were driven primarily by our overall headcount and compensation structure. Our costs associated with salaries and other office expenses increased by $0.4 million, or 26.4%, which is due to additional salary expense for administrative, accounting and sales personnel, as well as the addition of $0.1 million in expenses relating to salaries in the second quarter of 2008 in connection with our acquisition of Nycon, Inc.
As we continue to grow our business through future acquisitions, we expect our headcount and thus our related expenses to increase accordingly. We maintain employment agreements with many of our officers and key employees, many of which provide for fixed salaries, annual increases in base salary, bonuses and other forms of compensation. In June 2008, we entered into employment agreements with two of our executive officers, which will provide them with increases in base salary and other benefits compared to 2007. A number of our employment arrangements include compensation tied to metrics of our operating performance, such as pre-tax income or EBITDA. Furthermore, in the second quarter of 2007, our board of directors adopted our incentive plan, which allows us to issue awards of options and shares of restricted stock to our employees, non-employee directors and certain consultants and advisors, for which we will be required to recognize as compensation expense the fair value of these awards over the associated service period. We also pay monthly commission expenses to our sales representatives operating in our Transportation and Disposal and Materials segments, based upon a percentage of overall sales volume, with additional incentives if certain sales thresholds are crossed. As a result, we anticipate that, over time, our salaries and related expenses will increase in terms of absolute dollars and, likely, as a percentage of total operating expenses.
Occupancy and other office expenses represent our costs associated with the rental of our office space and other facilities, temporary labor, dues and subscriptions, postage and other office expenses. Rent includes the cost of leasing our principal executive offices in Trevose, Pennsylvania and additional properties and facilities in New York, New Jersey and Connecticut to support our operations. Occupancy and other office expenses decreased by $32,000, or 10.5%, from the second quarter of 2007 as compared to the second quarter of 2008, which is primarily attributable to a decline in the rent expense at PE Disposal, offset by additional office locations for PEI Disposal Group and New Nycon, which added additional rental expenses. We anticipate incurring additional costs associated with the leasing of new facilities as we grow geographically and acquire additional facilities at those locations. As a result, we expect our rent and related expenses to also increase in future periods.
In the second quarter of 2007 and 2008, our professional fees consisted primarily of:
•	consulting fees paid for sales, consulting and marketing assistance, which were eliminated as of September 2007;
•	audit and accounting fees related to the audit of our consolidated financial statements;
•	legal costs associated with litigation;
•	legal and other related costs associated with the preparation and filing of the Registration Statement with the SEC;
•	legal and other fees incurred in connection with our acquisitions; and
•	fees paid to third parties and regulatory agencies to monitor safety and compliance with respect to certain of our operations.

Our professional fees increased by $123,000, or 28.2%, for the quarter ended June 30, 2008 as compared to the second quarter of 2007, which is result of additional audit fees associated with the year-end 2007 audit, and legal and other associated costs incurred in relation to the preparation and filing of the Registration Statement with the SEC. For the rest of 2008 and likely into 2009, we anticipate that our legal, auditing, accounting and other professional fees will increase substantially as we are now an SEC reporting company. We will incur additional accounting and professional fees in order to comply with SOX, including the requirement to implement and maintain disclosure controls and procedures and internal control over financial reporting, and to have our auditors issue an audit report on our assessment of our internal control over financial reporting. As we continue to grow by acquisition, the amount of legal and other professional fees for each transaction will increase as a result of our status as an SEC reporting company subject to SOX.
We maintain various policies for workers’ compensation, health, disability, umbrella, pollution, product liability, general commercial liability, title and director’s and officer’s liability insurance. Our insurance costs decreased by approximately $6,000, or 1.7%, for the three months ended June 30, 2008 as compared to the corresponding period in 2007. We renegotiated our insurance coverage company-wide in August 2007, which decreased our insurance premiums for the three months ended June 30, 2008 as compared to the same period in 2007. However, we believe that these cost savings will be offset, in whole or in part, by the increased cost of director’s and officer’s liability insurance coverage as we have now become a public reporting company.
For the three months ended June 30, 2008, we incurred approximately $0.4 million in impairment charges relating to idle machinery held at Casie Group. In July 2008, we determined that, due to the softening of the overall economy, the value of the idle machinery had declined by approximately $0.4 million. The impairment charge was accompanied by a corresponding reversal of approximately $0.2 million of the deferred tax liability associated with the idle machinery. At June 30, 2008, we had approximately $2.9 million of remaining deferred tax liabilities recorded in relation to the idle machinery. We are still in the process of determining whether to place this machinery into use in our operations at Casie Group or to attempt to sell the equipment.
Other operating expenses consist of general and administrative costs such as travel and entertainment, bank service fees, advertising and other office and miscellaneous expenses. Other operating expenses increased by approximately $74,000, or 24.4%, in the second quarter of 2008. This increase was primarily attributable to the startup of New Nycon and PEI Disposal Group, which contributed $27,000 and $35,000, respectively, of operating expenses for the three months ended June 30, 2008. We anticipate that in future periods, other operating expenses will continue to grow on a basis comparable to our increase in revenues.
Income from Operations
The following table sets forth our income from operations by reportable segment for the three months ended June 30, 2008 and 2007.

(unaudited)	Three Months Ended June 30,		Period to Period Change
(in thousands, except percentages)	2008	2007	Amount	Percentage
Transportation and Disposal	$1,191	$1,624	$(433)	(26.7)%
Treatment and Recycling	442	411	31	7.5%
Environmental Services	(42)	23	(65)	(282.6%)
Materials	(409)	4	(413)	*
Concrete Fibers	(102)	—	(102)	*
Corporate and Other	(994)	(529)	(465)	(87.9%)

Total	$86	$1,533	$(1,447)	(94.4%)

*	Not meaningful.

The decrease in income from operations reflects a 26.7% decrease in the Transportation and Disposal segment, offset by an increase of 7.5% in the Treatment and Recycling segment, and decreases in the Environmental Services and Materials segments. The Concrete Fibers segment began operations on April 1, 2008 and thus was not present during the three months ended June 30, 2007. This segment contributed a loss of $0.1 million in the second quarter of 2008.
The decrease in income from operations within the Transportation and Disposal segment is due in large part to a decrease in the overall Transportation and Disposal revenues of approximately $6.0 million (including intercompany revenues) offset by an increase in the gross profit margin from 17% for the three months ended June 30, 2007 to 21% for the three months ended June 30, 2008. This increase in gross profit margin is due primarily to the implementation of a revised pricing strategy with our customers, which allows us to use a combined pricing approach with higher average prices as compared to separate pricing for each disposal outlet. In December 2007, we also formed a new company, PEI Disposal Group, which operates in the Transportation and Disposal segment and which contributed approximately $0.4 million of income from operations for the three months ended June 30, 2008. Our loss from operations at Juda also increased by approximately $29,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, as a result of our strategic change in operations to outsource the trucking costs of our disposal operations instead of using our owned and operated vehicles.
Loss from operations within the Environmental Services segment was approximately $42,000 for the three months ended June 30, 2008 as compared to income of approximately $23,000 for the three months ended June 30, 2007. The loss from operations during the second quarter of 2008 was primarily attributable to a lack of new business resulting from the continued development of our environmental services marketing team. We expect that our operating results for the Environmental Services segment will begin to improve in the third and fourth quarters of 2008 with the growth of transportation and disposal brokerage services. We also expect to commence operations at our initial Brownfield property in the second quarter of 2009.
Loss from operations attributed to the Materials segment increased to approximately $0.4 million for the three months ended June 30, 2008, from income of approximately $4,000 for the three months ended June 30, 2007. The loss from operations in this segment resulted primarily from losses incurred during the start-up of our second rock crushing facility in Lyndhurst, New Jersey during the three months ended June 30, 2008. We incurred additional costs at the Lyndhurst facility as a result of the property owner’s failure to comply with certain occupancy requirements and fire codes. We expect to improve upon the Materials segment results beginning in the third quarter of 2008 as we obtained a new rock crusher that has been installed at the Lyndhurst location after having resumed operations at that site. We are also in discussions with the owner of the North Bergen rock crushing facility regarding a renewal of our operating agreement with respect to that facility, which we anticipate will also have a positive impact on our Materials segment results. We believe that the demand for recycled stone products remains high and is expected to remain so for the remainder of 2008.
Our Treatment and Recycling segment was formed as a result of the Casie Group acquisition on March 30, 2007. For the three months ended June 30, 2008, the Treatment and Recycling segment had income from operations of approximately $442,000 as compared to income from operations of approximately $411,000 for the three months ended June 30, 2007. The increase in operating results for the second quarter of 2008 is primarily due to higher sales volume, coupled with reduced transportation and disposal costs. Traditionally, this segment is slow during the first three months of the fiscal year. We expect that as the volume of incoming materials increases, our loss from operations attributable to the Treatment and Recycling segment will also improve.
Prior to March 30, 2007, the date of acquisition, Casie Group had net losses of $3.8 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively, which as a result required us to contribute to Casie Group an aggregate of $4.5 million of working capital upon acquisition pursuant to the terms of the stock purchase agreement. Subsequent to the date of acquisition, as of June 30, 2008, we have advanced approximately $3.9 million of additional funds to Casie Group, which were used to purchase additional equipment for in operations, to repair existing equipment and machinery and for general working capital purposes. We anticipate that, until this segment begins to generate a positive operating cash flow, we will need to continue to provide working capital necessary to fund this segment’s ongoing operations. We estimate that these operations will begin to generate positive operating cash flow in the third quarter of 2008.

The loss from operations attributed to the Corporate and Other segment increased by approximately $0.5 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This increase in loss from operations is due to increased operating expenses at our corporate headquarters resulting primarily from:
•	additional salary costs of approximately $0.2 million for additional accounting and administrative personnel, increase in officers’ salaries, and the hiring of additional sales personnel and vice presidents in the latter half of 2007 and early 2008.

•	increased legal and professional fees, and other associated costs, of approximately $0.2 million related to the preparation and filing of the Registration Statement and ongoing litigation; and

•	incremental overhead costs associated with our overall growth.
Interest Income and Expense
Interest expense, net of interest income earned on our short-term deposits of excess operating cash, was $0.5 million and approximately $0.3 million for the three months ended June 30, 2008 and 2007, respectively. The increase in interest expense is due to:
•	approximately $0.3 million of additional interest expense incurred in relation to our Series B preferred stock offering and related amortization of deferred financing costs, offset by

•	a decrease in interest expense incurred on our revolving line of credit as a result of decreased borrowings during the second quarter of 2008, coupled with a decline in the interest rate under that line of credit from 8.25% at June 30, 2007 to 4.75% at June 30, 2008.
We anticipate that the annual interest cost associated with our Series B preferred stock will be approximately $0.9 million. The interest expense incurred in relation to our revolving lines of credit will fluctuate based upon our working capital requirements from the Transportation and Disposal segment and Materials segment, as well as changes in the prevailing interest rates.
Other Income
Other income for the three months ended June 30, 2008 was approximately $98,000 as compared to zero for the three months ended June 30, 2007. The Company and Casie Group underwent a sales and use tax audit in the State of New Jersey, which was settled as of June 30, 2008 for approximately $265,000. The Company had previously recorded an accrued liability of $502,078 as part of the opening balance sheet of Casie Group on March 30, 2007. Pursuant to the Casie Group purchase agreement and related amendments, a portion of the reduction in this liability from $502,078 to $265,000 is due back to the former owner in the form of shares of the Company’s common stock. Accordingly, the Company has recorded a liability of approximately $140,000, which will be resolved upon issuance of additional shares. The settlement of this matter resulted in Casie Group and the Company recognizing a gain of approximately $98,000 for the three months ended June 30, 2008.
Provision for (Benefit From) Income Taxes
For the three months ended June 30, 2007, we recognized a provision for income taxes of approximately $0.4 million, while for the three months ended June 30, 2008, we recognized a benefit from income taxes of approximately $0.1 million. This period-to-period change was primarily attributed to the decrease in our pre-tax income, as well as a decrease of 2.0% in our effective income tax rate from 43.5% for the quarter ended June 30, 2007 to 41.5% for the quarter ended June 30, 2008. We anticipate that our effective income tax rate for the full calendar year of 2008 will be approximately 42%.

Results of Operations — Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Six Months Ended June 30,
(in thousands, except share and per share data)	2008	2007
	(unaudited)	(unaudited)

Revenues	$32,508	$28,823
Cost of revenues	26,421	22,598

Gross profit	6,087	6,225

Operating expenses:
Salaries and related expenses	3,026	1,971
Occupancy and other office expenses	565	486
Professional fees	1,066	675
Other operating expenses	732	514
Insurance	599	472
Depreciation and amortization	254	82
Impairment of idle machinery	412	—
Gain on sale of equipment	(256)	(1)

Total operating expenses	6,398	4,201

Income (loss) from operations	(311)	2,024

Interest expense, net	(804)	(435)
Other income (expenses)	113	—

(Loss) before provision for (benefit from) income taxes	(1,002)	1,589

Provision for (benefit from) income taxes	(416)	691

Net income (loss)	(586)	898
Less preferred stock dividends	(478)	—

Income (loss) available for common stockholders	$(1,064)	898

Income (loss) available for common stockholders per share (basic)	$(0.06)	$0.06

Income (loss) available for common stockholders per share (diluted)	$(0.06)	$0.05

Weighted average shares of common stock outstanding during the period (basic)	17,228,499	16,028,452
Weighted average shares of common stock outstanding during the period (diluted)	17,228,499	16,351,596
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$1,328	$3,014
For a discussion of our use of EBITDA, a non-GAAP financial measure, in the table above, see “ — Results of Operations — Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.” The use of EBITDA as a measure of our operating performance has limitations and should not be considered in isolation from or as an alternative to GAAP operating measures such as net income (loss) and income from operations, or as a measure of profitability. The following table sets forth the reconciliation of EBITDA to net income (loss), our most directly comparable operating performance measure presented in accordance with GAAP, for each of the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
(in thousands)	2008	2007
	(unaudited)	(unaudited)
EBITDA	$1,328	$3,014
Depreciation and amortization, including $1,273 and $908 of depreciation and amortization classified as a component of cost of revenues	1,526	990
Interest expense, net	804	435
Provision for (benefit from) income taxes	(416)	691

Net income (loss)	$(586)	$898

Revenues
The following table sets forth information regarding our revenues by segment, excluding intercompany revenues, for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008		2007
(unaudited)		% of		% of
(in thousands, except percentages)	Amount	Revenues	Amount	Revenues
Transportation and Disposal	$16,883	52.0%	$22,028	76.4%
Treatment and Recycling	12,921	39.7%	4,501	15.6%
Environmental Services	1,261	3.9%	1,209	4.2%
Materials	791	2.4%	1,085	3.8%
Concrete Fibers	652	2.0%	—	—

Total	$32,508	100.0%	$28,823	100.0%

Revenues increased by $3.7 million, or 12.8%, from $28.8 million for the six months ended June 30, 2007 to $32.5 million for the six months ended June 30, 2008. Revenues for the six months ended June 30, 2008 included $0.7 million attributed to the Concrete Fibers segment and New Nycon, and $5.5 million attributed to PEI Disposal Group, which began operations in December 2007. Our 2008 revenues also include $13.8 million of revenues for Casie Group, reflecting six months of operating results, as compared to $5.7 million for 2007, which reflects revenues from the date of acquisition on March 30, 2007 through June 30, 2007.
Revenues in both periods were driven primarily by demand for our Transportation and Disposal services through several large customers during the six months ended June 30, 2008 and 2007. Of our Transportation and Disposal revenues, approximately 51% for the six months ended June 30, 2008 and 81% for the six months ended June 30, 2007 were generated primarily through four and three customers, respectively, each of which operate large construction projects in the New York City metropolitan area. There are several large projects available to be won in 2008, but we have no assurance that we will be successful in obtaining any of these future contracts. The addition of PEI Disposal Group in December 2007 contributed $5.5 million of additional revenues during the six months ended June 30, 2008. We anticipate that this entity will begin to contribute increasing revenues as its business matures. Overall, we believe that the market for rehabilitation and construction projects in this area is and will continue to be strong for the next several years.
Our revenues for the six months ended June 30, 2008 reflected six months of operating results for Casie Group, which now forms the nucleus of our Treatment and Recycling segment, compared to only three months of results from Casie Group for the corresponding prior year period due to the acquisition occurring on March 30, 2007. Casie Group’s revenues for the six months ended June 30, 2008 were $12.9 million and were derived primarily from its soil treatment and oil recycling operations, which contributed $6.5 million and $6.4 million of revenues, respectively. As of June 30, 2008, we advanced approximately $8.6 million to Casie Group for equipment, capital improvements and working capital needs, which we expect will enhance efficiency of Casie Group’s operations and thereby translate into increased revenues for our Treatment and Recycling segment.
Revenues also reflect a decrease of approximately $0.3 million in our Materials segment for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This decrease was primarily attributable to our leasing and operation of a second rock crushing facility in October 2007 at the Lyndhurst site in addition to existing operations in North Bergen, New Jersey. However, in June 2008 we encountered a temporary disruption in operations at the Lyndhurst site because the owner of the facility failed to obtain a certificate of occupancy and maintain proper fire retardant systems. As a result of this disruption, we experienced a decrease in Materials revenue in the second quarter of 2008, and we expect this decrease to continue into the third quarter of 2008. Currently, the owner of the Lyndhurst property has obtained the certificate of occupancy and installed the requisite fire retardant systems, and we have entered into a memorandum of understanding that amends the original lease agreement and reduces the rental rate over a two-year period beginning in October 2008. However, if we do not execute an amended lease with the lessor of this facility by October 10, 2008, the rental rate will revert to its original amount.

The Environmental Services segment revenues increased by approximately $52,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase reflects our continued efforts to expand this segment’s service offerings and customer base, but was offset by a slight decline in second quarter 2008 revenues as a result of the timing of disposal brokerage jobs. During the first six months of 2008, we expanded our consulting services by offering waste disposal brokering services, and we purchased a Brownfield site located in central Connecticut. Once this property is ready to accept soils, it will provide us with an additional disposal outlet for our excavated soils for a period of years. We anticipate that this site will begin to accept soils and generate revenues in the second quarter of 2009.
The Concrete Fibers segment was formed with the purchase of Nycon, Inc. effective as of April 1, 2008. For the period from April 1, 2008 through June 30, 2008, the Concrete Fibers segment contributed $0.7 million of revenues. We anticipate that this segment will generate additional revenues in subsequent periods with our introduction of the Nycon-G™ line of “green” concrete reinforcement fibers in May 2008, coupled with a renewed sales and marketing strategy.
The table above excludes intercompany revenues of $2.0 million and $6.5 million for the six months ended June 30, 2008 and 2007, respectively, which revenues were eliminated from our consolidated statements of operations. Intercompany revenues primarily consist of services one reporting segment provides to itself or another segment. We generally reflect these services at their current market value when rendered. Intercompany revenues, by segment, for the six months ended June 30, 2008 and 2007 were as follows:

	Intercompany Revenues
	Six Months Ended June 30,
	2008		2007
		% of		% of
(unaudited)		Intercompany		Intercompany
(in thousands, except percentages)	Amount	Revenues	Amount	Revenues
Transportation and Disposal	$305	15.3%	$5,034	77.8%
Treatment and Recycling	883	44.3%	1,238	19.1%
Environmental Services	5	0.2%	16	0.3%
Materials	801	40.2%	184	2.8%
Concrete Fibers	—	—	—	—

Total	$1,994	100.0%	$6,472	100.0%

Our intercompany revenues largely reflect our use of Transportation and Disposal services internally for our Materials processing activities and the shipment of wastes to our Treatment and Recycling segment facilities. We expect that intercompany revenues will increase as we begin to rehabilitate our existing Brownfield site and acquire additional sites for development. However, we expect that the intercompany revenues attributable to the Transportation and Disposal segment will decrease as a result of the shifting of trucking responsibilities to third party subcontractors.

Cost of Revenues
The following table sets forth information regarding our cost of revenues, excluding intercompany costs, by segment for the six months ended June 30, 2008 and 2007.

	Cost of Revenues — By Segment
	Six Months Ended June 30,
	2008		2007
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues
Transportation and Disposal	$11,364	35.0%	$16,560	57.5%
Treatment and Recycling	11,413	35.1%	4,288	14.9%
Environmental Services	1,005	3.1%	698	2.4%
Materials	2,078	6.4%	1,052	3.6%
Concrete Fibers	561	1.7%	—	—

Total	26,421	81.3%	$22,598	78.4%

Cost of revenues increased by $3.8 million, or 16.9%, from $22.6 million for the six months ended June 30, 2007 to $26.4 million for the six months ended June 30, 2008. Our cost of revenues as a percentage of revenues increased from 78.4% for the six months ended June 30, 2007 to 81.3% for the six months ended June 30, 2008, resulting in a decrease in our gross margins from 21.6% for the six months ended June 30, 2007 to 18.7% for the six months ended June 30, 2008. This decline in gross margin is attributed primarily to decreased margins within the Materials, Environmental Services, and Treatment and Recycling segments. The decreased margins in the Materials segment is the result of costs incurred in relation to starting up the Lyndhurst site. The decreased margins in the Environmental Services segment is the result of a large, profitable consulting and subcontracting job that was present during 2007, but not in 2008. During the period from April 1, 2007 through June 30, 2007, the Treatment and Recycling segment experienced higher gross profit margins as a result of several higher price per ton jobs from our Transportation and Disposal segment. During the six months ended June 30, 2008, we had a full six months of operations in our Treatment and Recycling segment including the first quarter results, which is typically a slower time of year in terms of revenue generation. The decrease in cost of revenues within the Transportation and Disposal segment was the result of costs attributed to one large project for the six months ended June 30, 2007 which was not present in 2008. The addition of PEI Disposal Group in December 2007, resulted in an additional $4.4 million of costs and the Nycon acquisition on April 1, 2008, added $0.5 million of costs for the six months ended June 30, 2008, both of which were not in the year prior period’s results of operations.
We plan to decrease cost of revenues to improve our gross margins by:
•	growing our Transportation and Disposal segment and increasing the number of disposal outlets accessible to us, which allows us to decrease the distance between the outlets and our sources of soils and wastes and thereby lessen our cost structure;

•	identifying and utilizing a new transfer station in 2008, which we believe will reduce our subcontracting costs as we can eliminate higher costs related to non-union drivers to collect soils from this transfer station to the final disposal outlet; and

•	decreasing our direct costs within the Treatment and Recycling segment through cost-cutting initiatives, including by decreasing our headcount and related expenses.
For at least the remainder of 2008, we expect to continue to operate at gross margins ranging from 15% to 25% on a consolidated basis. These estimates are based on our current expectation of costs of labor and transportation costs. Our ability to achieve our estimated gross margins in future periods may be impacted by, among other things, fuel prices that rise faster than anticipated and increases in disposal costs arising from a reduction in the disposal facilities’ capacity or additional restrictions that may be placed on the types or amounts of waste they may accept. We anticipate that our Concrete Fibers segment will operate at a gross margin of approximately 20% for the remainder of 2008.

The following table sets forth information regarding our cost of revenues by cost item for the six months ended June 30, 2008 and 2007.

	Cost of Revenues — By Cost Item
	Six Months Ended June 30,
	2008		2007
(unaudited)		% of		% of
(in thousands, except percentages)	Amount	Revenues	Amount	Revenues
Transportation and disposal	$7,025	21.6%	$5,603	19.4%
Subcontractors	8,666	26.7%	8,059	28.0%
Direct labor	4,298	13.2%	3,467	12.0%
Union benefits	47	0.1%	820	2.8%
Repairs and maintenance	1,085	3.3%	866	3.0%
Fuel	1,334	4.1%	900	3.1%
Depreciation and amortization	1,278	3.9%	882	3.1%
Insurance	91	0.3%	404	1.4%
Analytics and testing	519	1.6%	365	1.3%
Plant costs	1,264	3.9%	271	0.9%
Raw materials	389	1.2%	—	—
Other	425	1.3%	961	3.3%

Total	$26,421	81.3%	$22,598	78.4%

Transportation and disposal — consists primarily of tipping fees to dispose of clean and contaminated soils paid to various outlets in our service areas. For the six months ended June 30, 2008 and 2007, these costs comprised 21.6% and 19.4%, respectively, of our revenues and 26.6% and 24.8%, respectively, of our cost of revenues. The increase of $1.4 million for the six months ended June 30, 2008 was primarily attributed to Casie Group, which added $0.8 million in costs, $2.4 million of additional disposal costs for PEI Disposal Group, which did not exist during the six months ended June 30, 2007, and $0.4 million of costs within the Environmental Services segment. These increases were offset by a $2.4 million decrease within PE Transportation and Disposal due to the completion of a large disposal job in New York City in 2007.
Depending on the type of waste, we attempt to lessen the cost of delivery and disposal to our customers. For example, we try to locate disposal outlets that charge lower overall tipping fees, negotiate lower tipping fees based upon the total volume of waste hauled and the location of the specific disposal outlets, and, where possible, choose facilities that are closest to the pickup locations. Costs at these disposal outlets were driven by permit requirements, soil characteristics, market demand, proximity to the pickup point and capacities of competitors.
Subcontractors — consist of third party trucking costs to pick up clean and contaminated soils from our customers and deliver them to the most appropriate disposal outlet. Subcontracting costs increased by $0.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The addition of Casie Group for a full six months during 2008 accounted for approximately $1.2 million of this increase, plus an additional $2.0 million of costs for PEI Disposal Group, which were offset by a decrease of $2.8 million in subcontracting costs at PE Transportation and Disposal related to the completion of a large disposal job in 2007. Subcontracting costs are affected by the cost of fuel and other transportation costs, and therefore could be negatively impacted during the remainder of 2008 as fuel prices are expected to continue to rise at least in the short-term. In November 2007, we began to subcontract the majority of our trucking within the Transportation and Disposal segment to third parties as opposed to using internal resources from Juda in the prior year. We believe that this initiative will enable us to reduce our overall cost of revenues by reducing the amount spent on insurance, repairs and maintenance and union costs.
Direct labor and union benefits — consists primarily of wages and benefits paid to laborers at the two rock crushing facilities we operate in our Materials segment and to laborers at Casie Group, as well as union wages for our drivers at Juda who operate our owned trucks for soil pickup and delivery to disposal outlets, and the related cost of providing union benefits to those drivers. Direct labor costs increased by $0.8 million for the six months ended June 30, 2008 as compared to six months ended June 30, 2007, representing 13.2% and 12.0% of our revenues, respectively. The increase was primarily attributed to the addition of Casie Group for a full six months in 2008 as compared to results from the date of acquisition on March 30, 2007 through June 30, 2007, which added an additional $2.3 million in costs to the 2008 results. This increase was offset by a $2.5 million decrease in direct labor and union benefits at Juda due to the outsourcing of trucking operations and termination of union drivers and benefits during the latter half of 2007. The remaining increase in direct labor is the result of increased revenue and operations.

Our costs relating to union benefits decreased by $0.8 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decrease in union benefits is due to the outsourcing of our trucking operations during the fourth quarter of 2007, which resulted in a decrease in the number of union drivers and benefits, as well as the termination of one of our two collective bargaining agreements in May 2008. As a result of these events, we anticipate that our union costs should continue to decrease as a percentage of revenues in subsequent periods.
Repairs and maintenance — reflect the cost we incur to maintain the equipment used in our operations within the Materials and Treatment and Recycling segments and our fleet of company-owned trucks. Repairs and maintenance costs increased by $0.2 million, or 25.3%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The acquisition of Casie Group within the Treatment and Recycling segment added an additional $0.6 million of repairs and maintenance costs necessary to improve the working condition of machinery and equipment for the six months ended June 30, 2008 as compared to the prior year. These additional costs are the result of having six months of Casie Group’s operations included in our consolidated results in 2008 compared to only three months in 2007, as well as additional repairs that were needed in the beginning of 2008 to repair the TDU equipment at Casie Group. Based upon the current age and condition of our machinery and equipment at Casie Group, we believe that we will continue to incur similar costs based on existing processing levels. The increase in repair and maintenance costs at Casie Group was offset by a decrease of $0.3 million at Juda for the six months ended June 30, 2008 as compared to the prior year, due to the outsourcing and subleasing of our trucking operations.
Fuel — Fluctuations in the cost of fuel also directly impact our cost of revenues through the cost of transporting soils and construction materials, subcontractor costs, and costs associated with our Treatment and Recycling segment, where fuel is used to operate large pieces of machinery that are essential to the recycling process. Costs for fuel increased by $0.4 million, or 48%, from the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Casie Group, which operates within our Treatment and Recycling segment, accounted for $1.2 million and $0.3 million of costs for the six months ended June 30, 2008 and 2007, respectively, which is the result of having a full six months of operations from Casie Group in 2008, coupled with rising fuel costs.
Depreciation and amortization — consist of the depreciation and amortization of assets used directly in our revenue-producing activities, primarily buildings, equipment, machinery and trucks. Depreciation and amortization expense increased by $0.4 million from the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase was primarily attributed to the fixed assets we acquired from Casie Group, which added approximately $0.9 million and $0.4 million of depreciation and amortization expense for six months ended June 30, 2008 and 2007, respectively. The increase in Casie Group’s depreciation and amortization expense in 2008 is the result of having a full six months of operating results as well as additional equipment purchases. The increase at Casie Group was offset by a decrease of $0.2 million at Juda for the six months ended June 30, 2008 as compared to the prior year, which is the result of the sale of trucks and equipment during 2007.
Insurance — represents the cost of insuring the trucks used by the Transportation and Disposal segment as well as general liability and workers` compensation insurance. Our insurance costs decreased by approximately $0.3 million from $0.4 million for the six months ended June 30, 2007, to $0.1 million for the six months ended June 30, 2008. This decrease was primarily caused by discontinuing the trucking operations at Juda in 2008, which resulted in lower automobile insurance costs and workers’ compensation insurance. The remaining decrease in insurance costs is the result of the implementation of a new comprehensive company-wide plan, which reduced our overall insurance premiums.

Analytics and testing — represent the costs of the laboratory and testing for clean and contaminated soils in order to determine the appropriate disposal outlet or treatment methodology. Our analytics and testing costs increased by $0.2 million for the six months ended June 30, 2008 as compared to the prior year. This increase was attributed primarily to the addition of Casie Group, which added approximately $0.4 million in costs in 2008 compared to approximately $0.1 million in 2007. This increase is the result of our 2008 results including a full six months of Casie Group’s operations as compared to only the period from March 30, 2007 through June 30, 2007. This increase was offset by a decrease in soil analytical costs within Transportation and Disposal as a result of a decrease in volume for the six months ended June 30, 2008 as compared to the prior year. As our volumes increase within the Transportation and Disposal and Treatment and Recycling segments, we anticipate that our costs for analytics and testing will increase as well, unless we can change quality assurance programs without incurring increased risk.
Plant costs — represent the costs associated with running our Treatment and Recycling and Materials facilities, including rent and lease expense for properties and equipment, utilities, and supplies required for operations. Our plant costs increased by approximately $1.0 million for the six months ended June 30, 2008 as compared to the corresponding period in the prior year. The addition of Casie Group accounted for $0.5 million of this increase due to having a full six months of operating results in 2008. The remainder of the increase was attributed to $0.4 million increase in plant costs within the Materials segment, which is the result of additional costs incurred for the leasing of equipment at our Lyndhurst facility and other setup and operating costs incurred during the six months ended June 30, 2008.
Raw Materials — represents the cost of purchasing the raw materials in the form of nylon resins and polymers made from petroleum in order to produce concrete fibers, as well as the cost of acquiring the post-consumer carpet waste for use in the production of the Nycon-G™ product line. We incurred approximately $0.4 million in raw materials cost during the six months ended June 30, 2008, as a result of our acquisition of Nycon, Inc. and the startup of our Concrete Fibers segment effective as of April 1, 2008.
Other — include expenses for tickets, tolls, fines, permitting costs and other miscellaneous costs, all of which related directly our revenue production. Other direct expenses decreased by approximately $0.5 million, due primarily to a decrease in these costs at Juda. The decrease at Juda was the result of discountinuing our trucking operations during the fourth quarter of 2007.
Operating Expenses
Our operating expenses include:
•	salaries and related expenses (other than direct labor costs and union benefits described above);

•	occupancy and other office expenses;

•	professional fees;

•	insurance;

•	gain or loss on the sale of fixed assets;

•	impairment of idle machinery;

•	depreciation and amortization (other than amounts included as a component of cost of revenues as described above); and

•	other miscellaneous operating expenses.

The following table summarizes the primary components of our operating expenses for the six months ended June 30, 2008 and 2007:

	Operating Expenses — By Cost Item
(unaudited)	Six Months Ended June 30,		Period to Period Change
(in thousands, except percentages)	2008	2007	Amount	Percentage
Salaries and related expenses	$3,026	$1,971	$1,055	53.5%
Occupancy and other office expenses	565	486	79	16.3%
Professional fees	1,066	676	390	57.7%
Other operating expenses	732	514	218	42.4%
Insurance	599	472	127	26.9%
Loss (gain) on sale of fixed assets	(256)	—	(256)	*
Depreciation and amortization	254	82	172	209.8%
Impairment of idle machinery	412	—	412	*

Total operating expenses	$6,398	$4,201	$2,197	52.3%

*	Not meaningful.
Salaries and related expenses represented approximately 47% of our total operating expenses for the six months ended June 30, 2008 and 2007, and were driven primarily by our overall headcount and compensation structure. As we continue to grow our business through future acquisitions, we expect our headcount and related expenses to increase accordingly. The acquisition of Casie Group on March 30, 2007 contributed an additional $0.8 million and $0.5 million in salaries and related expenses for the periods ended June 30, 2008 and 2007, respectively. The acquisition of Nycon, Inc. effective April 1, 2008, resulted in an additional $0.1 million in salaries and related expenses for the six months ended June 30, 2008. Our salaries and related expenses at Corporate also increased by $0.4 million, from $0.4 million for the six months ended June 30, 2007, to $0.8 million for the six months ended June 30, 2008. This increase is due to the hiring of additional accounting and administrative personnel, two sales executives and a vice president to oversee the Transportation and Disposal segment. We pay monthly commission expenses to our sales representatives operating in our Transportation and Disposal and Materials segments, which commissions are based upon a percentage of overall sales volumes, with additional incentives if certain sales thresholds are crossed. Although we seek to implement commission-based compensation structures that primarily reward significant and sustained sales activities, these commissions will increase in dollar terms as our sales volumes increase.
We also maintain employment agreements with many of our officers and other key employees, many of which provide for fixed salaries, annual increases in base salary, bonuses and other forms of compensation. A number of these employment arrangements also include compensation tied to metrics associated with our operating performance, such as pre-tax income, revenues, income from operations or EBITDA. Furthermore, in the second quarter of 2007, our board of directors adopted our incentive plan, which allows us to issue options and shares of restricted stock to our employees, consultants and advisors, and for which we will be required to recognize as compensation expense the fair value of these awards over the associated service period. For the six months ended June 30, 2008, we recognized approximately $74,000 in compensation expense for restricted stock awards under this plan. We did not recognize any compensation expense in the year prior period for such awards as none were granted during that period. As a result, we anticipate that, over time, our salaries and related expenses will increase in terms of absolute dollars and, likely, as a percentage of total operating expenses.
Occupancy and other office expenses represent our costs associated with the rental of our office space and other facilities, temporary labor, dues and subscriptions, postage and other office expenses. Rent includes the cost of leasing our principal executive offices in Trevose, Pennsylvania and additional properties in New York, New Jersey and Connecticut to support our operations. The acquisition of Casie Group contributed approximately $0.2 million and $0.1 million of occupancy costs for the six months ended June 30, 2008 and 2007, respectively. We also incurred approximately $42,000 of additional occupancy costs relating to the addition of PEI Disposal Group and New Nycon during the six months ended June 30, 2008. We anticipate incurring additional costs associated with the leasing of office space as we grow geographically and acquire additional office space in those locations. As a result, we also would expect our office and related expenses to also increase in future periods.

During the six months ended June 30, 2008 and 2007, our professional fees consisted primarily of:
•	consulting fees paid for sales, consulting and marketing assistance, which were eliminated as of September 2007;

•	audit and accounting fees related to the audit of our consolidated financial statements;

•	legal costs associated with litigation;

•	legal and other professional fees incurred in connection with our financings, acquisitions and the preparation and filing of the Registration Statement; and

•	fees paid to third parties to monitor safety and compliance with respect to certain of our operations.
Our professional fees increased by approximately $0.4 million as a result of additional legal costs incurred as a result of the Soil Disposal Group asset purchase and ongoing legal disputes as well as for the audit of our year end 2007 financial statements and additional costs relating to the filing and preparation of the Registration Statement. For the rest of 2008 and foreseeably into 2009, we anticipate that our legal, auditing, accounting and other professional fees will increase substantially as we are now an SEC reporting company. We will incur additional accounting and professional fees to comply with SOX, including the requirement to implement and maintain disclosure controls and procedures and internal control over financial reporting, and to have our auditors issue an audit report on our assessment of our internal control over financial reporting. As we continue to grow by acquisition, the amount of legal and other professional fees for each transaction will increase as a result of our status as an SEC reporting company subject to SOX.
We maintain various policies for workers’ compensation, health, disability, umbrella, pollution, general commercial liability, title, and director’s and officer’s liability insurance. Our insurance costs increased by approximately $0.1 million for the six months ended June 30, 2008 as compared to the prior year, primarily due to increased costs at Casie Group and due to the addition of PEI Disposal Group and New Nycon. We renegotiated our insurance coverage company-wide in August 2007, which decreased our overall insurance premiums by approximately, however, we believe that these cost savings will be offset, in whole or in part, by the increased cost of director’s and officer’s liability insurance coverage since we have transitioned to becoming a public reporting company.
For the six months ended June 30, 2008, we incurred approximately $0.4 million in impairment charges relating to idle machinery held at Casie Group. In July 2008, we determined that, due to the softening of the overall economy, the value of the idle machinery had declined by approximately $0.4 million. The impairment charge was accompanied by a corresponding reversal of approximately $0.2 million of the deferred tax liability associated with the idle machinery. At June 30, 2008, we had approximately $2.9 million of remaining deferred tax liabilities recorded in relation to the idle machinery. We are still in the process of determining whether to place this machinery into use in our operations at Casie Group or to attempt to sell the equipment.
For the six months ended June 30, 2008, we had approximately $0.3 million of gain from the disposal of certain fixed assets at Juda and PE Materials. In January 2008, we sold trucks and equipment having a net carrying value of approximately $0.3 million prior to disposition for approximately $0.6 million. This equipment was no longer needed as a result of the strategic initiative at Juda, whereby we have begun to outsource its trucking operations instead of using our owned vehicles.
Other operating expenses, which are comprised primarily of general and administrative costs such as travel and entertainment, bank service fees, advertising and other office and miscellaneous expenses, increased by approximately $0.2 million during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase was primarily attributable to the addition of Casie Group in March of 2007, which added approximately $145,000 in other operating expenses for the period ended June 30, 2007 and approximately $305,000 for the six months ended June 30, 2008. The remainder of the increase is due to the addition of New Nycon, PEI Disposal Group and the operation of the second rock crushing facility in Lyndhurst, New Jersey. As we continue to grow and acquire new entities, we anticipate that our other operating expenses will increase in a similar manner.

Income (Loss) from Operations
The following table sets forth our income (loss) from operations by reportable segment for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,		Period to Period Change
(in thousands)	2008	2007	Amount	Percentage
Transportation and Disposal	$2,560	$2,444	$116	4.7%
Treatment and Recycling	15	411	(396)	(96.4)%
Environmental Services	(69)	(1)	(68)	*
Materials	(836)	2	(838)	*
Concrete Fibers	(103)	—	(103)	*
Corporate and Other	(1,878)	(832)	(1,046)	(125.7)%

Total	$(311)	$2,024	$(2,335)	(115.4)%

*	Not meaningful.
The decrease in income from operations reflects a 4.7% increase in the income from operations attributable to the Transportation and Disposal Segment, offset by a 96.4% decrease in the Treatment and Recycling segment and decreases in the Environmental Services and Materials segments, coupled with increased Corporate and other costs.
The increase in income from operations within the Transportation and Disposal segment is due in large part to an increased gross profit margin of approximately 23.3% for the six months ended June 30, 2008 as compared to approximately 15.9% for the six months ended June 30, 2007. This increase in gross profit margin is due primarily to a large transportation and disposal project in New York City, which contributed higher than average margins during the first quarter of 2008. In the latter half of 2007, we also began to utilize a revised pricing strategy with our customers, which strategy allows us to use a combined pricing approach with higher average prices as compared to separate pricing for each disposal outlet. In December 2007, we also formed a new company, PEI Disposal Group, which operates in the Transportation and Disposal segment, and these new operations contributed approximately $0.5 million of income from operations for the six months ended June 30, 2008. Our income from operations at Juda also increased by approximately $0.2 million for the six months ended June 30 ,2008 as compared to the six months ended June 30, 2007, as a result of a strategic change in operations whereby we began outsourcing the trucking costs of our disposal operations instead of using our own vehicles.
Our loss from operations within the Environmental Services segment was approximately $69,000 for the six months ended June 30, 2008 as compared to a loss of approximately $1,000 for the six months ended June 30, 2007. The loss from operations is the result of a decrease in revenues derived from consulting and a decline in profit margins associated with the brokerage of disposal jobs. We expect that our operating results for the Environmental Services segment will begin to improve in the third and fourth quarters of 2008 with additional transportation and disposal brokerage services and increased focus on our consulting business as well as the startup of operations at our Brownfield site in the second quarter of 2009.
Loss from operations attributed to the Materials segment increased by approximately $0.8 million, from income of approximately $2,000 for the six months ended June 30, 2007, to a loss of approximately $0.8 million for the six months ended June 30, 2008. The increase in loss from operations attributable to this segment is primarily the result of losses incurred during the start-up of our second rock crushing facility in Lyndhurst, New Jersey, which occurred during the first quarter of 2008. We incurred additional start-up costs, coupled with reduced revenues due to inclement weather and equipment repairs and downtime, which we do not expect to reoccur in subsequent periods. We expect improvement upon the Materials segment results beginning in the third quarter of 2008 with a new rock crusher in place as we resume operations at our Lyndhurst facility and begin using new equipment which cost $1.8 million. We are in discussions with the owner of the North Bergen rock crushing facility regarding a renewal of our operating agreement with respect to that facility, which we anticipate will also have a positive impact on our Materials segment results. We believe that the demand for recycled stone product remains high and is expected to be so for the remainder of 2008.

Our Treatment and Recycling segment was formed as a result of the Casie Group acquisition on March 30, 2007. Income from operations decreased from $0.4 million to approximately $15,000 for the period from March 30, 2007 to June 30, 2007 as compared to the six months ended June 30, 2008. The decrease in income from operations is primarily the result of lower gross profit margins on soil processing during the first six months of 2008, as well as additional costs incurred in relation to the installation of a new liner and extensive repairs on the TDU system. We expect that as the volume of incoming materials increases, our income from operations attributable to the Treatment and Recycling segment will increase.
Prior to March 30, 2007, the date of acquisition, Casie Group had net losses of $3.8 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively, which as a result required us to contribute to Casie Group an aggregate of $4.5 million of working capital upon acquisition pursuant to the terms of the stock purchase agreement. Subsequent to the date of acquisition, as of June 30, 2008, we have advanced approximately $3.9 million of additional funds to Casie Group, which were used to purchase additional equipment for operations, to repair existing equipment and machinery and for general working capital purposes. We anticipate that, until this segment begins to generate a positive operating cash flow, we will need to continue to provide working capital necessary to fund this segment’s ongoing operations. We estimate that these operations will begin to generate positive operating cash flow in the third quarter of 2008.
The loss from operations attributed to the Corporate and Other segment increased by approximately $1.0 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase in loss from operations was due to increased operating expenses at the corporate headquarters, which resulted from additional salary costs for our directors and officers of approximately $0.2 million for the six months ended June 30, 2008, additional accounting and administrative staff costs of approximately $0.1 million, increased legal and professional fees of approximately $0.5 million, approximately $74,000 in stock-based compensation expense and incremental overhead costs of approximately $0.1 million associated with our overall growth.
Interest Income and Expense
Interest expense, net of interest income earned on short-term deposits of excess cash received from our private placement offerings, was $0.8 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively. As part of our expansion and growth strategy, we increased our total indebtedness outstanding, excluding accounts payable and other current liabilities, from $13.9 million at June 30, 2007 to $16.6 million at June 30, 2008, which caused our interest expense to increase from period to period. The majority of this increase in interest expense is attributable to the Series B preferred stock offering that was completed on March 4, 2008.
Other Income
Other income for the six months ended June 30, 2008 was $112,753 as compared to zero for the six months ended June 30, 2007. The Company and Casie Group underwent a sales and use tax audit in the State of New Jersey, which was settled as of June 30, 2008 for approximately $265,000. The Company had previously recorded an accrued liability of $502,078 as part of the opening balance sheet of Casie Group on March 30, 2007. Pursuant to the Casie Group purchase agreement and related amendments, a portion of the reduction in this liability from $502,078 to $265,000 is due back to the former owner in the form of shares of the Company’s common stock. Accordingly, the Company has recorded a liability of approximately $140,000, which will be resolved upon issuance of additional shares. The settlement of this matter resulted in Casie Group and the Company recognizing a gain of approximately $98,000 for the six months ended June 30, 2008.
Provision for (Benefit From) Income Taxes
For the six months ended June 30, 2008, we had a benefit from income taxes of approximately $0.4 million, compared to a provision for income taxes for the six months ended June 30, 2007 of approximately $0.7 million. This period-to-period change was primarily attributed to the decrease in our pre-tax income, as well as a decrease of 2.0% in our effective income tax rate from 43.5% for the six months ended June 30, 2007 to 41.5% for the six months ended June 30, 2008. Deferred tax expense represents the future tax consequences attributable to differences between the carrying amount of certain assets and liabilities on our consolidated financial statements and their respective tax bases and carryforwards. Our deferred tax liabilities are primarily due to our acquisitions and associated purchases of property, equipment and permits in 2007.

Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash on deposit and money market accounts. We had approximately $4.6 million and $1.9 million of cash and cash equivalents on hand at June 30, 2008 and December 31, 2007, respectively. We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses, preferred stock dividends and income taxes. We also have needed cash to pay sellers in connection with some of our acquisitions. Our working capital needs have increased, and will continue to increase for the foreseeable future, as we continue to develop and grow our business.
Summary of Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended
	June 30,
(in thousands)	2008	2007
Net cash used in operating activities	$(646)	$(5,022)

Net cash used in investing activities	$(430)	$(3,263)

Net cash provided by financing activities	$3,843	$6,635

Net Cash Used in Operating Activities
The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2008 and 2007 are summarized below:
•	Decrease in income from operations — Our income from operations, excluding depreciation and amortization, decreased by $0.8 million, or 30.2%, on a period-to-period basis, which negatively impacted our cash flows from operations for the six months ended June 30, 2008.

•	Decrease in accounts receivable — Sources and (uses) of cash from changes in accounts receivable were approximately $0.7 million and $(6.6) million for the six months ended June 30, 2008 and 2007, respectively. The decrease in accounts receivable at June 30, 2008 is the result of the timing in collections of cash from our larger customers within the Transportation and Disposal segment. The increase in accounts receivable as of June 30, 2007, is the result of two large Transportation and Disposal projects that began in the first quarter of 2007, which increased revenues from period to period.

•	Decrease in prepaid expenses and other current assets — Sources and (uses) of cash from prepaid expenses and other current assets were $0.3 million and $(0.7) million for the six months ended June 30, 2008 and 2007. This use of cash in the six months ended June 30, 2007, was primarily attributed to prepaid insurance policies in connection with our operations in the Transportation and Disposal segment.

•	Increase in accounts payable — Sources of cash for accounts payable were $0.4 million and $0.8 million for the six months ended June 30, 2008 and 2007 respectively. The increase in accounts payable during the six months ending June 30, 2008 is the result of additional payables relating to New Nycon and increase in payables at PEI Disposal Group resulting from increased production. The increase in accounts payable during the six months ended June 30, 2007 is the result of payables relating to a large Transportation and Disposal segment job in the New York metropolitan area.

•	Decrease in accrued expenses and other current liabilities — (Uses) and sources of cash for accrued expenses and other current liabilities were $(1.4) million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in accrued expenses and other liabilities during the six months ended June 30, 2008, is primarily the result of the timing of the payment for corporate insurance, settlement of the New Jersey sales and use tax audit at Casie Group and a decrease in accrued liabilities at Juda as a result of having only one union employee. The increase in accrued expenses and other current liabilities during the six months ended June 30, 2007 is the result of an increase in our accrued expenses for insurance and consultant fees as well as an increase in accrued payroll and payroll taxes within the Transportation and Disposal segment due to higher salaries and compensation paid during this period.

•	Decrease in accrued disposal costs — During the six months ended June 30, 2008 and 2007, we spent $1.0 million and $1.5 million on reducing our accrued disposal costs, which resulted from transporting processed material from our Treatment and Recycling operations.

•	Increase in income taxes payable — (Uses) and sources of cash relating to income taxes payable were $(1.0) million and approximately $0.6 million for the six months ended June 30, 2008 and 2007, respectively. The increase in cash used to pay income taxes was the result of having earned taxable income for the year ended December 31, 2007, as compared to being in a net loss position for the year ended December 31, 2006.
Our overall liquidity and the availability of capital resources is highly dependent on revenue derived from several large customers, which comprised approximately 27% of our consolidated revenues for the six months ended June 30, 2008. The revenues derived from these customers is a key component of the operations within the Transportation and Disposal segment, and therefore is integral to providing liquidity to not only that operating segment, but also to our overall operations as a whole. The loss of one or more of these customers could negatively impact our liquidity and ability to provide adequate capital resources to meet all of our ongoing capital requirements. We are currently in the process of attempting to broaden our capital resources and sources of revenue within the Transportation and Disposal segment in order to minimize the dependence on our revenues from these significant customers.
We use EBITDA, a non-GAAP financial measure, as a liquidity measure to assess our ability to meet our debt service obligations and satisfy our debt covenants, some of which are based on our EBITDA. We believe the use of EBITDA as a liquidity measure and in required financial ratios is a common practice among asset- and receivables-based lenders. In providing EBITDA as a liquidity measure, we believe EBITDA is useful from an economic perspective as a measurement of our ability to generate cash, exclusive of cash used to service existing debt, by eliminating the effects of depreciation, financing and tax rates on our ability to finance our ongoing operations Furthermore, because EBITDA is used as a standard measure of liquidity by other similar companies within our industry, we believe it provides a reasonable method for investors to compare us to our competitors. However, the use of EBITDA as a measure of our liquidity has limitations and should not be considered in isolation from or as an alternative to GAAP measures, such as net cash provided by operating activities. See “ — Results of Operations — Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.”

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the six months ended June 30, 2008 and June 30, 2007:

	Six Months Ended
	June 30,
	2008	2007
(in thousands)	(unaudited)	(unaudited)
EBITDA	$1,328	$3,014
Adjustments to reconcile EBITDA to net cash used in operating activities:
Interest expense, net	(753)	(435)
(Provision for) benefit from income taxes	416	(552)
Interest expense for accretion of warrant discount and Series B paid-in-kind interest	157	—
Impairment of idle equipment	412	—
Provision for doubtful accounts	42	76
(Gain) loss on sale of property and equipment	(256)	—
Restricted stock grant	74	—
Deferred income taxes	(165)	—
Changes in operating assets and liabilities:
Accounts receivable	662	(6,638)
Inventories	(12)	(122)
Prepaid expenses and other current assets	275	(681)
Deposits and other assets	190	(69)
Accounts payable	436	768
Accrued expenses and other current liabilities	(1,412)	561
Accrued disposal costs	(1,015)	(1,495)
Income taxes payable	(1,025)	551

Total adjustments	(1,973)	(8,036)

Net cash used in operating activities	$(646)	$(5,022)

Net Cash Used in Investing Activities
Our investing activities for the six months ended June 30, 2008 and 2007 primarily resulted from our strategy of growing our operations by acquiring complementary companies in the environmental services sector. On April 1, 2008, we completed the acquisition of Nycon, Inc. and began the operations of our Concrete Fibers segment, which used approximately $45,000 in cash. We also spent $0.4 million in payments for pending acquisitions during the six months ended June 30, 2008, which relate primarily to the startup of PE Energy and costs to seek to acquire a second Brownfield site. In March 2007, we completed the acquisition of Casie Group, which used approximately $3.1 million in cash during the first quarter of 2007, net of cash received in the transaction. We also spent $0.3 million for new equipment within our Materials, Transportation and Disposal and Environmental Services segments during the six months ended June 30, 2007, as compared to $0.5 million spent on new equipment primarily for use in our operations within the Materials and Treatment and Recycling segments for the six months ended June 30, 2008. For the six months ended June 30, 2008, we also received proceeds of $0.6 million from the sale of trucks and equipment that were previously utilized at Juda within our Transportation and Disposal segment.
During 2008 and into 2009, we expect to need significant amounts of capital to invest in future business acquisitions and our existing and future operations. See “ — Capital Resources.”
Our Treatment and Recycling segment reported income from operations of approximately $128,000 for the six months ended June 30, 2008, and, prior to our acquisition, the Casie Group had reported losses from operations in 2006 and 2005 of $3.8 million and $0.8 million, respectively. Furthermore, we contributed approximately $3.4 million in capital to the Treatment and Recycling segment’s operations as of June 30, 2008 and this segment has, since our acquisition of these operations in March 2007, required us to contribute substantial amounts of capital to purchase and upgrade equipment and technology needed for its operations.

Despite these capital needs and Casie Group’s historical losses from operations, we anticipate that we will begin to recognize the benefits of our investment in our Treatment and Recycling segment by the third quarter of 2008, when we estimate that the segment will begin to operate on a cash-flow positive basis. Even so, we estimate that the Treatment and Recycling segment will require additional capital expenditures of $0.6 million for the rest of 2008. We currently plan to meet this segment’s liquidity and operating needs through:
•	refinancing Casie Group’s existing debt into a consolidated term loan;

•	cash flows from the Treatment and Recycling segment’s operations; and

•	additional borrowings under our revolving credit facilities.
Should our Treatment and Recycling segment not achieve cash-flow positive operations when we estimate, or at all, we would need to obtain additional sources of liquidity to fully fund our anticipated capital expenditures and the segment’s ongoing operations. This would have a negative impact on our overall liquidity and future financial results by increasing our loss from operations and decreasing our cash flows from operations.
Net Cash Provided by Financing Activities
The most significant items affecting the comparison of our cash flows provided by financing activities for the six months ended June 30, 2008 and 2007 are summarized below:
•	Private placements of securities —

For the six months ended June 30, 2007:
•	We received $3.0 million from an offering of 1,000,000 shares of common stock in March 2007 at a purchase price of $3.00 per share.

•	In March 2007, we received $1.0 million from an offering of 20,000 shares of our Series A preferred stock and related warrants, at a purchase price of $50.00 per share.
For the six months ended June 30, 2008:
•	In March 2008, we received approximately $5.8 million in proceeds, net of financing fees and offering expenses of approximately $0.5 million, from the private placement of 6,300 shares of our Series B preferred stock and a related warrant, at a purchase price of $1,000 per share.
•	We paid $75,000 in dividends relating to our then outstanding Series A preferred stock.
•	Other indebtedness — During the six months ended June 30, 2007, we had net borrowings of approximately $3.2 million under our revolving lines of credit as compared to net repayments of $649,000 for the six months ended June 30, 2008. These borrowings were offset by the repayment of approximately $0.5 million and $1.4 million of long-term debt and notes payable during the six months ended June 30, 2007 and 2008, respectively. In June 2008, we also received an additional $200,000 in financing provided for by the lender of an existing term loan following the review of our December 31, 2007 financial statements.
Capital Resources
We had working capital of $5.1 million and $1.3 million as of June 30, 2008 and December 31, 2007, respectively. Our working capital requirements during the first six months of 2007 and 2008 have been funded primarily by the net proceeds from our securities offerings, borrowings under our two revolving lines of credit, the refinancing of other long-term debt, and, with respect to 2007, income from operations. The fluctuations in working capital are primarily due to the timing of cash collections on our outstanding receivables as compared to the timing of payments to our vendors. The increase in working capital between December 31, 2007 and June 30, 2008 is due primarily to our receipt in March 2008 of $5.8 million in net proceeds from our Series B preferred stock offering.
In the past, as noted above, we have been successful in obtaining funding by issuing our common and preferred stock, convertible debentures and related warrants. We also have funding available through our revolving lines of credit and other debt facilities described in more detail below. See “ — Debt Obligations.” We have also used our common stock as currency to complete several of our acquisitions, and we intend to continue to do so where possible and appropriate in order to preserve our cash for future operations and to meet our working capital needs.

We are a holding company with no significant revenue-generating operations of our own, and thus any cash flows from operations are and will be generated by our subsidiaries and investments. Our ability to service our debt and fund ongoing operations is dependent on the results of operations derived from our subsidiaries and their ability to provide us with cash. Our subsidiaries are prohibited from making loans or paying dividends to us pursuant to the terms of our revolving credit facility and term loans. Our corporate subsidiaries could also be prevented from effecting any distribution or dividend under applicable corporate law, and subsidiaries formed as limited liability companies would need to comply with all of the restrictions and limitations of applicable law and those contained in their respective operating agreements and other governing instruments. Although we do not believe that these restrictions and limitations presently have a material adverse effect on our operations or access to liquidity, there can be no assurance that they will not have such an effect upon us in the future.
We are also required by the State of New Jersey to maintain escrow accounts in which we deposit funds in the event of closure and post-closure events involving waste management facilities within our Treatment and Recycling segment. The balance of this escrow account was $253,376 and $268,039 as of June 30, 2008 and December 31, 2007, respectively. We do not expect the requirement to maintain this escrow account to significantly impact our capital resources.
Based upon the cash we have on hand, anticipated cash to be received from our operations and the expected availability of funds under our revolving lines of credit, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months. In addition, we believe that we will continue to meet our financial debt covenants during that period.
Our principal projected cash needs for the remainder of 2008 include the following components:
•	approximately $0.5 million in dividend payments relating to the outstanding Series B preferred stock;

•	approximately $1.0 million in principal and interest payments relating to our outstanding debt and notes payable;

•	approximately $0.6 million of uncommitted but planned capital expenditures at Casie Group for laboratory construction and liner installation costs; and

•	approximately $0.1 million for working capital at New Nycon.
During 2008 and 2009, we also expect to require significant capital resources for future business acquisitions. For example, we plan to invest approximately $3.0 million in our PE Energy subsidiary once we identify a proper site for our operations. Existing or future environmental regulations could require us to make significant additional capital expenditures and adversely affect our results of operations and cash flow, although, at this time, we are not aware of any present or potential material adverse effects on our results of operations and cash flow arising from environmental laws or proposed legislation.
We continually monitor our actual and forecasted cash position, as well as our liquidity and capital resources, in order to plan for our current cash operating needs and to fund business activities or new opportunities that may arise as a result of changing business conditions. We intend to use our existing cash and cash flows from operations to continue to grow our business, fund potential acquisitions and pay existing obligations and any recurring capital expenditures. Nonetheless, our liquidity and capital position could be adversely affected by:
•	delayed payment or non-payment of receivables on certain material accounts;

•	the loss of any of our major customers;

•	our inability to comply with any of the covenants or restrictions on our indebtedness or the Series B preferred stock;

•	the enactment of new regulatory or environmental laws;

•	our inability to grow our business as we anticipate by acquisition or joint ventures or by forming new subsidiaries;

•	any other changes in the cost structure of our underlying business model; and

•	any of the other risks and uncertainties described in “Item 1A. Risk Factors” contained in the Registration Statement, as it may be amended from time to time, or our other filings with the SEC.
Also, there can be no assurance that our existing liquidity and capital resources will be sufficient for our existing and proposed future operations and business plans. In such case, we would need to seek additional debt or equity financings or to arrange for alternative sources of temporary or permanent financing to meet our liquidity and capital requirements. Our ability to obtain new financing could be adversely impacted by, among other things, negative changes in our profitability and restricted access to liquidity in the capital markets resulting from overall economic conditions. While we believe that we would be able to raise additional debt or equity capital as the need arises, there can be no assurance that we will be able to do so at a time when it is needed or at all, or that the net proceeds from any such transactions will be sufficient to support our operations or on terms that are favorable or acceptable to us. Any inability to obtain future capital could materially and adversely affect our business and growth plans, our results of operations and our liquidity and financial condition.
Debt Obligations
The following is a summary of our outstanding debt obligations as of June 30, 2008 and December 31, 2007.

	June 30,	December 31,
(in thousands)	2008	2007
Revolving lines of credit	$5,753	$6,401
Notes payable	1,143	1,717
Long-term debt	5,469	5,754
Convertible debt, net of discounts	—	—
Mandatorily redeemable preferred stock	4,194	—

Total debt	$16,559	$13,872

Revolving Lines of Credit
The table below summarizes the credit capacity, maturity and other information regarding our outstanding revolving lines of credit as of June 30, 2008.

	Maximum		Balance	Interest		Maturity/
Revolving Line of Credit	Outstanding		Outstanding	Rate		Termination Date
	(in thousands)
Pure Earth, Inc.	$7,500	(1)	$3,363	4.75%	(2)	October 23, 2009
Casie Group	$2,500		$2,389	5.50%	(3)	November 5, 2008

(1)	Subject to reduction for (i) a borrowing base limitation; (ii) outstanding letters of credit; and (iii) a loan reserve. As of June 30, 2008, the borrowing base limitation was approximately $5.6 million, and we had aggregate required loan reserves and outstanding letters of credit of $0.9 million.

(2)	As of June 30, 2008, this line of credit bore interest at the lender’s prime rate, minus 0.25%.

(3)	As of June 30, 2008, this line of credit bore interest at the lender’s prime rate, plus 0.50%.

Our revolving lines of credit are used to fund our working capital needs. The repayment of outstanding borrowings under the Pure Earth revolving line of credit is secured by our eligible accounts receivable and inventories. The Pure Earth revolving line of credit agreement requires us to maintain a minimum quarterly tangible net worth, as defined in the line of credit agreement, of $2.5 million at all times. Except to the extent otherwise permitted by the revolving line of credit agreement, we are also prohibited from making unfinanced capital expenditures of more than $300,000 within any fiscal year. The Pure Earth revolving line of credit agreement also contains certain restrictions and negative and affirmative covenants intended to regulate our level of indebtedness, our ability to pay dividends on and make distributions with respect to our capital stock, and salaries of our employees and consultants. For example, without the prior written consent of the lender (subject to certain exceptions), the Pure Earth line of credit agreement prohibits us from:
•	incurring indebtedness;
•	creating or assuming any liens or security interests with respect to our assets;
•	assuming, guaranteeing or otherwise becoming liable for the obligation of any other person;
•	selling, leasing, assigning, transferring or otherwise disposing of:
•	stock in any subsidiary;
•	all or a substantial part of our assets; or
•	any collateral securing the indebtedness under this revolving line of credit, or any interest in such collateral;
•	making any loans or advances to, or making any investment or acquiring any interest in, any other person;
•	paying cash dividends on, or making any payment on account of the purchase, redemption or other retirement of any shares of such stock, or other securities or evidences of indebtedness, or making any distribution in respect thereof;
•	merging or consolidating with any person, or permitting any person to merge or consolidate with us, or otherwise acquiring all or substantially all of the assets of another person;
•	amending our certificate of incorporation or bylaws; or
•	effecting any redemption or repurchase right under our preferred stock.
In an event of default under the Pure Earth revolving line of credit, the lender may, by notice to the borrower, terminate the commitment under the revolving line of credit and declare all indebtedness thereunder to be immediately due and payable, or may exercise any or all of its other rights under the revolving line of credit agreement. The Pure Earth revolving line of credit agreement defines “event of default” to include, among other things:
•	default in the payment of any indebtedness under the revolving line of credit as it becomes due and payable;
•	default in the performance, or breach, of any covenant or agreement in the revolving line of credit agreement;
•	an overadvance that arises as a result of any reduction in the borrowing base or otherwise on terms not otherwise approved of in advance by the lender in writing;
•	the occurrence of a change of control, which includes:
•	the acquisition by any person or group acquiring more than 51% of the voting power of all classes of equity interests of any borrower;
•	incumbent directors (as described in the revolving line of credit agreement) fail to constitute a majority of the board of directors of any borrower; or
•	Mr. Alsentzer or Mr. Kopenhaver ceasing to actively manage our day-to-day business activities;

•	a borrower being or becoming insolvent, admitting in writing that it is unable to pay its debts as they mature, making an assignment for the benefit of creditors, applying for receivership or having a receiver appointed, or instituting or having instituted any bankruptcy, insolvency or liquidation proceeding relating to the borrower, or a judgment, writ, warrant of attachment or execution or similar process issued or levied against a substantial part of the borrower’s property;
•	the rendering against us of an arbitration award, final judgment, decree or order for the payment of money the uninsured portion of which is in excess of $150,000 and the continuance of such arbitration award, judgment, decree or order unsatisfied and in effect for any period of 30 consecutive days without a stay of execution;
•	a default under any material indebtedness (excluding trade indebtedness) owed to any person other than the lender, or under any material lease or other contract, and the expiration of the applicable period of grace, if any, specified therein;
•	a breach of the subordination agreement or the making of any payment with respect to indebtedness that has been subordinated pursuant to the subordination agreement;
•	the indictment of any of our officers for a felony offense relating to us under state or federal law, or the indictment of any of our officers for a felony offense unrelated to us, unless that officer has ceased to be an officer or employee of us within five days of such indictment;
•	any event that has a material adverse effect on:
•	the business, operations, results of operations, prospects, assets, liabilities or financial condition of a borrower, taken as a whole;
•	a material adverse effect on a borrower’s ability to perform its obligations under the loan documents; or
•	a material adverse effect upon the ability of the lender to enforce the indebtedness or realize the intended benefits of its security interest; and
•	any uninsured claim against a borrower or uninsured threat of litigation which if determined adversely to a borrower would be reasonably likely to cause a borrower to be liable to pay an amount greater than $150,000 or would result in the occurrence of an event described above.
The Casie Group line of credit is secured by substantially all of the assets of the Casie Group companies and is guaranteed by Pure Earth and a former owner of the Casie Group companies. The Casie Group line of credit agreement contains certain customary negative and affirmative covenants, and prohibits Casie Group from, among other things:
•	incurring debt or creating liens;
•	assuming, guaranteeing or otherwise becoming liable for the obligation of any other person;
•	purchasing or holding beneficially any stock, other securities or evidences of indebtedness of any person;
•	making any loans or advances to, or making any investment or acquiring any interest in, any other person;
•	merging or consolidating with any person, or leasing, selling, transferring or otherwise disposing of all, or substantially all, of its property, assets and business;
•	making any material change to the nature of its business;
•	materially changing the composition of its executive management or equity ownership;
•	paying dividends on, or making distributions with respect to, our capital stock, or purchasing, redeeming, retiring or otherwise acquiring any of its capital stock; or
•	terminating the employment of the current President of the Casie Group entities during the term of his five-year employment agreement.

As of June 30, 2008, we were in compliance with the covenants and restrictions under all of our revolving line of credit agreements.
We are seeking to refinance the Casie Group revolving line of credit and the Casie Group equipment notes payable (described under “ — Long-Term Debt” below) into a consolidated term loan. We have obtained a one-month extension of the revolving line of credit to November 5, 2008 to permit further discussions with this lender.
Notes Payable
At June 30, 2008, notes payable included approximately $80,000 in aggregate principal amount of unsecured, non-interest bearing obligations to the sales representatives from Soil Disposal Group in exchange for their services. These notes were repaid in full in July 2008.
In connection with our acquisition of Casie Group, we agreed to assume approximately $3.6 million of subordinated indebtedness in the form of a note payable to a former owner, and current officer and employee of, Casie Group. As of November 15, 2007, this subordinated debt was reduced to $1.0 million as a result of acquisition purchase price adjustments and the conversion of approximately $1.2 million of the outstanding principal into 373,615 shares of our common stock. As of June 30, 2008, this subordinated debt had an outstanding principal balance of $1.0 million and bore interest at a rate of 6.77% per year. We must repay $333,333 of the principal on December 31, 2009, with the remainder of principal and all accrued but unpaid interest due and payable on December 31, 2010.
Long-Term Debt
Long-term debt at June 30, 2008 was approximately $5.5 million and consisted of certain obligations we assumed in connection with our acquisition of Nycon, as well as an equipment term loan and equipment notes payable to banks in varying installments and bearing interest at annual rates of up to 11.0% through 2011. The equipment notes are secured by the underlying Casie Group equipment to which the notes relate.
In November 2007, we refinanced several of our outstanding equipment loans, which at the date of refinancing had an aggregate carrying value on our consolidated balance sheet of $1.2 million. We refinanced these loans into a combined equipment term loan in the amount of $2.3 million, which is secured by equipment to which the loans relate. The equipment term loan is payable in monthly installments for four years beginning on January 1, 2008 and bears interest at a rate of 8.5% per year. This loan agreement permits us to borrow up to an additional $200,000 upon the lender’s satisfactory review of our 2007 consolidated financial statements, which the lender has approved and advanced on June 11, 2008. As of June 30, 2008, the outstanding balance under this equipment term loan was $1.8 million.
In conjunction with the acquisition of Casie Group on March 30, 2007, we assumed $3.2 million of existing debt. This debt consisted of various bank notes payable secured, to varying degrees, by some or substantially all of Casie Group’s assets, and personally guaranteed by one of the former owners of Casie Group. These notes bear interest at differing rates of interest, up to a maximum of 8.125% per year as of June 30, 2008. As of June 30, 2008, the outstanding balance on these loans was approximately $3.3 million.
In connection with our acquisition of Nycon, we agreed to assume certain liabilities of the seller under two lines of credit with a financial institution in the aggregate principal amount of $225,000, except that the former owner of Nycon has agreed to repay $75,000 of this debt from the free cash flow derived from the operation of the Nycon assets, as described above. We have also agreed to use our best efforts to refinance $150,000 of this indebtedness through a new note to be issued by New Nycon, with the seller being obligated to repay 20% of the principal under the new note from the free cash flow of Nycon. While we seek to refinance this note, we have agreed to pay interest under the existing note and to guarantee and indemnify the former owners of Nycon for certain post-closing liabilities under such note.

Future maturities of our long-term debt at June 30, 2008 were as follows:

Maturity	Amount Due
(in thousands)
Within one year	$1,348
Between one and two years	1,056
Between two and three years	1,041
Between three and four years	666
Between four and five years	200
Thereafter	1,158

Total	$5,469

We are currently seeking to refinance the Casie Group equipment notes payable and the Casie Group revolving line of credit into a consolidated term loan.
Convertible Debt
On June 30, 2006 and July 31, 2006, we issued convertible term notes with an aggregate principal amount of $800,000 in a private placement. The convertible term notes bore interest at a rate of 9.0% per year and were due and payable on July 31, 2008. At the holder’s option, outstanding amounts of unconverted and unpaid principal and accrued interest under the convertible term notes were convertible into shares of our common stock at a fixed conversion price of $3.00 per share. The convertible term notes were sold with five-year common stock purchase warrants to purchase up to in the aggregate 266,666 shares of our common stock at an exercise price of $4.50.
On November 15, 2007, we repurchased all of the convertible term notes for $550,000 in cash. The carrying value of the convertible term notes prior to extinguishment was $638,053 as a result of the discount recorded upon issuance, resulting in a recorded gain on extinguishment of $88,053. The warrants remain outstanding pursuant to their original terms.
Mandatorily Redeemable Preferred Stock
On March 4, 2008, we issued 6,300 shares of our Series B preferred stock and a related warrant for an aggregate purchase price of $6.3 million. The Series B preferred stock ranks prior to all classes or series of our capital stock with respect to dividend rights and liquidation preferences. The Series B preferred stock accrues cumulated cash dividends of 14% per year, compounded quarterly. We may, at our option, elect to pay a portion of the quarterly dividend of up to 4% in kind, which dividend in kind accretes to the liquidation value of the shares, except that the holder of the Series B preferred stock can request us to issue additional shares of Series B preferred stock to such holder in an amount equal to such accreted dividends. We are required to redeem any and all outstanding shares of Series B preferred stock on March 3, 2013. As a result, the Series B preferred stock is classified as a liability instrument.
We allocated the $6.3 million in proceeds received between the fair value of the Series B preferred stock and the warrant issued in connection with this offering, resulting in a discount on the debt of $2.2 million. The discount is being amortized using the effective interest rate method over the five-year term of the Series B preferred stock. Although the stated interest rate of the Series B preferred stock is 14%, as a result of the discount recorded for the warrants, the effective interest rate is 27.2%. We also incurred approximately $0.5 million in costs associated with this offering, which were recorded as deferred financing costs to be amortized over the term of the Series B preferred stock or immediately upon any redemption thereof.

Other Contractual Obligations
Below is a description of our material other contractual obligations and commitments as of June 30, 2008.
Operating Leases. We operate certain of our facilities, vehicles and equipment under operating leases that expire from July 2008 through December 2012. We incurred aggregate rent expense for the six months ended June 30, 2008 of $0.7 million. Future minimum aggregate annual rent obligations as of June 30, 2008 were as follows:

Minimum
Aggregate Lease
Period Beginning After June 30, 2008	Payments Due
(in thousands)
For the next 12 months	$1,334
For months 13 through 24	835
For months 25 through 36	758
For months 37 through 48	445
For months 49 through 60	343
Thereafter	139

Total	$3,854

Collective Bargaining Agreements. At June 30, 2008, Juda had collective bargaining agreements and contracts with two national unions. Expenses incurred under these collective bargaining agreements for the six months ended June 30, 2008 were approximately $45,000. As a result of the subcontracting of trucking operations within our Transportation and Disposal segment, the use of union employees is no longer material to our operations, and thus we do not anticipate incurring any material union-related costs in the foreseeable future.
Contingent Consideration from Acquisitions. At June 30, 2008, we had obligations as a result of our acquisitions to pay contingent consideration to the sellers of companies we acquired in 2006 and 2007.
•	Casie Group
•	The amended stock purchase agreement for Casie Group obligates us to issue an additional 400,000 shares of common stock if the former owner is successful in obtaining additional permits, implementing certain equipment by March 2009 to increase facility capacity, and resolving specified insurance claims.
•	The amended stock purchase agreement also requires us to issue up to 435,044 additional shares of our common stock to the former Casie Group owners based upon the resolution of certain liabilities that existed as of March 30, 2007. The measurement dates for these contingencies range from June 30, 2008 to September 30, 2008. We expect to issue any shares relating to these contingencies in the fourth quarter of 2008.
•	Soil Disposal Group
•	The owners of Soil Disposal Group are entitled to receive a maximum of 300,000 additional shares of our common stock contingent upon the net sales of PEI Disposal Group attaining certain thresholds during the 36-month period ending November 20, 2010.

In addition, in connection with our acquisition of Nycon, we agreed to each of the following, effective as of April 1, 2008:
•	We must pay to Nycon 20% of the free cash flow derived from the operation of the Nycon assets during each of the next four years, up to a maximum cumulative amount of $900,000, not including up to a maximum of $105,000 of debt that the former owner of Nycon has agreed to repay out of such cash flow. The $105,000 of debt consists of $75,000 that the former owner of Nycon has agreed to repay, and 20% of the principal amount of a new $150,000 note to be issued by New Nycon. See “— Debt Obligations — Long-Term Debt.”
•	We paid the licensor of certain patents and other technology acquired in the acquisition a fee of 15,000 shares of our common stock, which shares were placed in escrow pending the satisfaction by New Nycon of certain financial objectives.
•	We agreed to pay the licensor a consulting fee of $7,740 per month for the first 12 months of the license agreement and an annual royalty fee of 30% of the earnings before taxes, depreciation and amortization generated by New Nycon’s fiber and fiber-related products, equipment, technology and services.
•	We also agreed to contribute a minimum of $300,000 to New Nycon on an as-needed basis for working capital purposes. As of September 15, 2008, we have provided approximately $321,000 of working capital contributions to New Nycon pursuant to this obligation.
Employment and Consulting Agreements. We have entered into employment agreements with several of our officers and key employees, as well as consulting agreements with third parties. These agreements provide for approximately $2.2 million in aggregate annual compensation. However, this amount may be increased by the amount of additional cash and stock bonuses that may be payable upon achieving specified criteria. These agreements have differing terms, the longest of which expires in June 2013. Future minimum aggregate annual payments under these agreements as of June 30, 2008 were as follows:

Minimum
Aggregate
Twelve Months Ending June 30,	Payments Due
(in thousands)
2009	2,125
2010	1,886
2011	1,415
2012	743
2013	583

Total	$6,752

Warrant Issued with Series B Preferred Stock. At the election of the holders of more than 50% of the shares of common stock underlying the warrant that we issued in connection with our Series B preferred stock, we may, under certain circumstances, be required to repurchase the warrant and any shares of common stock issued upon conversion of the warrant for an amount in cash equal to the product of the purchase price per share and the number of shares of common stock for which the warrant may be exercised. Because this warrant has a redemption right that is settled in cash, it has been classified as a liability for accounting purposes.
Idle Machinery
As of June 30, 2008, we had approximately $8.0 million in idle machinery related to the Casie Group operations. This idle machinery consists of several centrifuges that are similar to a unit already in place at Casie Group. We are considering expanding the capacity at Casie Group by installing one of these centrifuges, subject to necessary governmental permits and approvals. Should we be unable to use these idle units in our operations, we may decide to place the equipment for sale. In July 2008, we determined that due to the softening of the overall economy, the value of all of the idle machinery had declined by approximately $0.4 million. We reflected this decline as an impairment charge in the second quarter of 2008, which was accompanied by a corresponding reversal of the deferred tax liability associated with the idle machinery of approximately $0.2 million. We have approximately $2.9 million in deferred taxes remaining at June 30, 2008 associated with the idle equipment, which could be used to offset the amount of any such loss or additional future impairment charge.
There can be no assurance that the idle equipment will ultimately be sold for book value, given the permit requirements and their specialized use. If we sell the equipment for less than book value, we would recognize a loss in the period in which the sale occurs.

Off-Balance Sheet Arrangements
Our most significant off-balance sheet financing arrangements as of June 30, 2008 are non-cancelable operating lease agreements, primarily for office and equipment rentals, and future performance obligations incurred in connection with our acquisitions where we have assessed that the payment of the obligation is not presently probable. As of June 30, 2008, future minimum obligations under our operating lease agreements are $3.9 million. As of June 30, 2008, the potential maximum cash and non-cash future performance obligations associated with our acquisitions were $5.6 million in the aggregate. Also, at June 30, 2008, we had a letter of credit for $400,000 outstanding in connection with a settlement of union-related litigation.
We do not otherwise participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.
Related Party Transactions
As part of the Casie Group acquisition, we issued a note payable to a former stockholder in the principal amount of $1.0 million. The note payable accrues interest at 6.77% per year and is payable in the following two installments: $333,333 due December 31, 2009 and the remaining principal balance plus any accrued and unpaid interest on December 31, 2010. This note payable had an outstanding balance of approximately $1.0 million at June 30, 2008. The note is subordinated in right of payment to our existing revolving lines of credit.
Seasonality and Inflation
Our operating revenues tend to be generally higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Typically, during the first quarter of each calendar year we experience less demand for environmental consulting and engineering due to the cold weather in the Northeast region. In addition, facility closings for the year-end holidays reduce the volume of industrial waste generated, resulting in lower volumes of waste that we process during the first quarter of each year. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results.
While inflationary increases in costs, including the cost of fuel, have affected our operating margins in recent periods, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations.
Recently Issued Accounting Pronouncements
Business Combinations. In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS Nos. 141(R) and 160. These new standards significantly change the accounting for business combinations and noncontrolling (or minority) interests in a number of areas including the treatment of contingent consideration, preacquisition contingencies, allocation of acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period may impact income tax expense. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS Nos. 141(R) and 160 is required to be adopted prospectively, except for certain provisions of SFAS No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS No. 141(R) should be accounted for in accordance with SFAS No. 141, “Business Combinations,” and that accounting previously completed under SFAS No. 141 should not be modified as of or after the date of adoption of SFAS No. 141(R). We are currently assessing the effect that adopting SFAS Nos. 141(R) and 160 will have on our financial position, results of operations and cash flows.

Fair Value. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or our 2008 fiscal year. SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS 159 in the first quarter of fiscal year 2008. At this time, we do not expect the adoption of SFAS No. 159 to have a material impact on our financial position, results of operations or cash flows as we have not elected to account measure and report any assets or liabilities using the fair value option.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal year 2009, except for those items addressed in FSP No. 157-2, which will be adopted in the first quarter of fiscal year 2010. We adopted SFAS No. 157 beginning January 1, 2008, which did not have a material impact on our consolidated earnings or financial position.
In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements For Purposes of Lease Classification or Measurement Under Statement 13,” and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, we were required to apply the definition of fair value and related disclosures in SFAS No. 157 (as impacted by FSP 157-1 and FSP 157-2) beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on our consolidated financial position or results of operations. We are currently evaluating the remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP 157-2. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. We do not expect these remaining aspects to have a material impact on our consolidated financial statements.
Income Taxes. In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards.” EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive dividends on equity-classified non-vested shares, dividend equivalents on equity-classified non-vested share units, or payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R) and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified non-vested shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

Derivatives. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently, we do not engage in any derivative activities and therefore, SFAS No. 161 is not expected to have a material impact on us.
Hierarchy of GAAP. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. Currently, the GAAP hierarchy is provided in the American Institute of Certified Public Accountants’ U.S. Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial statements.
Intangible Assets. In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. We do not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements and footnote disclosures.
Convertible Debt Instruments. In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively to all periods presented, with certain exceptions. Early adoption is not permitted. Because we do not currently have any convertible debt outstanding, the adoption of FSP APB 14-1 is not expected to have any impact on our consolidated financial statements. However, this pronouncement may impact the accounting for our future debt issuances.
Instruments Indexed to Stock. In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact of adopting EITF 07-5 on our consolidated financial statements.

Conforming Changes to EITF 98-5. In June 2008, the FASB ratified the consensus reached on June 12, 2008 by the EITF on EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to EITF Issue No. 98-5.” The conforming changes to EITF Issue No. 98-5 resulting from EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and SFAS No. 150 are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The effect, if any, of applying the conforming changes shall be presented retrospectively and the cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings of the first period presented. Because we do not currently have any convertible debt instruments outstanding, the adoption of EITF 08-4 is not expected to have any impact on our consolidated financial statements. However, this pronouncement may impact the accounting for our future debt issuances.
Share Based Payments. On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform with the provisions of FSP EITF 03-6-1. We are currently evaluating the requirements of FSP EITF 03-6-1 and we have not yet determined the impact of this accounting pronouncement on our consolidated financial statements.
Item 4T. Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based upon the June 30, 2008 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the Securities and Exchange Commission. These officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).
Since we have become a new public company as of August 19, 2008, we are not yet subject to the requirement to evaluate (i) pursuant to Exchange Act Rule 13a-15(c), our internal control over financial reporting or (ii) pursuant to Exchange Act Rule 13a-15(d), any change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report. However, during the quarter ended June 30, 2008, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We may be involved in litigation and other legal proceedings from time to time in the ordinary course of our business. No material developments have occurred in any legal proceedings reported in the Registration Statement. Further, except as set forth in the Registration Statement, there has not been (i) any additional material legal proceeding to which we are a party or (ii) any material proceeding to which any of our directors, officers or affiliates, any of our owner of record or beneficially of more than 5% of any class of our common stock, or any associate of any such director, officer, affiliate or security holder, is a party adverse to us or has a material interest adverse to us.
Item 1A. Risk Factors.
There have not been any material changes from the risk factors included in the Registration Statement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We have listed below sales and issuances of our unregistered securities during the period from April 1, 2008 through June 30, 2008:
•	Effective in April 2008, in connection with the execution of the Nycon license agreement, we issued 15,000 shares of our common stock to the licensor of the process patent with respect to our Nycon-G ™ product. The shares are being held in escrow pending the satisfaction by New Nycon of certain operating objectives. We reasonably believed that the licensor was an accredited investor at the time of issuance. These shares were valued at $45,000 at the time we issued them. We believe that such issuance was exempt from Securities Act registration under Section 4(2) of the Securities Act.
•	Effective in April 2008, we issued 10,000 shares of our common stock to a broker, whom we reasonably believed to be an accredited investor at the time of issuance. These shares were issued as payment for the broker’s services in identifying and assisting in the acquisition of Nycon, Inc. These shares were valued at $29,500 at the time we issued them. We believe that such issuance was exempt from Securities Act registration under Section 4(2) of the Securities Act.
•	On June 27, 2008, we issued 20,000 shares to a bona fide consultant. These shares were issued as payment for the consultant’s services under a written consulting agreement in connection with the filing of a patent application related to certain waste conversion technology intended to be used by us or for our benefit via a licensing agreement. These shares were valued at $59,000 at the time we issued them. We believe that the issuance of securities described above was exempt from Securities Act registration under Rule 701.
•	On June 27, 2008, we issued 20,000 shares to a new sales and marketing executive pursuant to that individual’s written employment agreement. These shares were valued at $59,000 at the time we issued them. We believe that the issuance of securities described above was exempt from Securities Act registration under Rule 701.
•	Pursuant to the terms of an investment agreement entered into effective June 29, 2008, we issued to holders of our Series A preferred stock, each of whom we believed to be an accredited investor at the time the agreement was signed, an aggregate of 111,134 shares of our common stock. These shares were valued at approximately $328,000 at the time we issued them. We also agreed to pay each investor $50,000 in cash in four quarterly payments. We believe that such issuance was exempt from Securities Act registration under Section 4(2) of the Securities Act.
•	As of June 30, 2008, the two holders of our Series A preferred stock had the right to receive in the aggregate 222,220 shares of our common stock in connection with the automatic conversion of the Series A preferred stock into common stock. We issued these shares in July 2008. We believe that such issuances were exempt from Securities Act registration under Section 3(a)(9) of the Securities Act, or, in the alternative, Section 4(2) of the Securities Act.

We believe that the offers and sales indicated as being exempt from Securities Act registration under Section 4(2) of the Securities Act were so exempt for, among other things, the following reasons:
•	the subject securities were sold to a limited group of persons;
•	we reasonably believed that each investor was purchasing our securities for investment without a view to resale or further distribution, except in compliance with the Securities Act;
•	each investor was reasonably believed to possess one or more of the following characteristics:
•	the investor was an accredited investor or a sophisticated investor at the time of the sale;
•	the investor had a pre-existing business or personal relationship with us, our management or a placement agent engaged by us; or
•	the investor received all material information about us and our business, or was given reasonable access to such information a reasonable period of time prior to any sale of our securities;
•	restrictive legends stating that the securities may not be offered and sold in the United States absent registration under the Securities Act or an applicable exemption therefrom were placed on certificates evidencing the securities or agreements relating thereto; and
•	no form of general solicitation or general advertising was made by us in connection with the offer or sale of these securities.
We believe that offers and sales of securities indicated as being exempt from Securities Act registration under Rule 701 were so exempt for, among other things, the following reasons:
•	at the time we issued the securities, we were not subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
•	the securities were issued pursuant to a written compensatory benefit plan or written compensation contract established by us or our subsidiaries for the participation of our or their employees, directors, officers, permitted consultants and advisors, and their family members who acquire securities from them through gifts or domestic relations orders;
•	employees, consultants and advisors who were offered and sold securities were natural persons providing bona fide services to us or our subsidiaries other than in connection with a capital raising transaction or the promotion of a market for our securities;
•	restrictive legends stating that the securities may not be offered and sold in the United States absent registration under the Securities Act or an applicable exemption therefrom were placed on certificates evidencing the securities or agreements relating thereto; and
•	each such person received a copy of the written compensatory benefit plan or contract at or prior to the time of sale.
Item 4. Submission of Matters to a Vote of Security Holders.
On July 30, 2008, our board of directors unanimously declared that certain amendments to our Amended and Restated Certificate of Incorporation were advisable and in our best interests, and, in accordance with the Delaware General Corporation Law (the “DGCL”), we solicited consents from certain of our stockholders in lieu of calling a special meeting of our stockholders seeking approval of such amendments. As of August 7, 2008, we received consents from stockholders who held in the aggregate 9,491,032 shares of our common stock, and the holder of our Series B preferred stock, which consents were required for approval of such amendments.

Item 6. Exhibits.
The warranties, representations and covenants contained in any of the agreements that appear as exhibits to this quarterly report should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

Exhibit
No.		Description
2.1	*	Stock Purchase Agreement, dated as of January 19, 2006, by and between South Jersey Development, Inc., and its shareholders, and Info Investors, Inc. (1)
2.2	*	Asset Purchase Agreement, dated as of January 19, 2006, by and between Whitney Contracting, Inc. and South Jersey Development, Inc. (1)
2.3	*	Stock Purchase Agreement, dated as of January 19, 2006, by and between American Transport and Disposal Services Ltd. and South Jersey Development, Inc. (1)
2.4	*	Stock Purchase Agreement, dated as of January 19, 2006, by and between Juda Construction, Ltd. and South Jersey Development, Inc. (1)
2.5	*	Asset Purchase Agreement, dated as of January 5, 2006, by and between Alchemy Development, LLC and South Jersey Development, Inc. (1)
2.6	*	Stock Acquisition Agreement, dated as of November 30, 2006, by and among Shari L. Mahan, as sole shareholder of Terrasyn Environmental Corp., and Pure Earth, Inc. (1)
2.7	*
Membership Interests Purchase Agreement, dated as of November 30, 2006, by and among Shari L. Mahan, as sole member of Environmental Venture Partners, LLC, Bio Methods LLC and Geo Methods, LLC, and Pure Earth, Inc. (1)

2.8	*
Stock Purchase Agreement, dated as of February 13, 2007, by and among Pure Earth, Inc., Gregory W. Call, Casie Ecology Oil Salvage, inc., MidAtlantic Recycling Technologies Inc. and Rezultz, Incorporated (1)

2.8.1
First Amendment to Stock Purchase Agreement, dated as of February 28, 2007, by and among Pure Earth, Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies Inc. and Gregory W. Call (1)

2.8.2	*
Second Amendment to Stock Purchase Agreement, dated as of March 26, 2007, by and among Pure Earth, Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies Inc., Rex Mouser and Gregory W. Call (1)

2.8.3
Third Amendment to Stock Purchase Agreement, dated as of May 7, 2007, by and among Pure Earth Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies Inc., Rex Mouser and Gregory W. Call (1)

2.8.4
Fourth Amendment to Stock Purchase Agreement, dated as of August 6, 2007, by and among Pure Earth Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies Inc., Rex Mouser, Brian Horne and Gregory W. Call (1)

2.8.5	*
Letter, dated December 21, 2007, from Pure Earth, Inc. to Gregory W. Call regarding Final Purchase Price with respect to the Stock Purchase Agreement, dated as of February 13, 2007, among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies Inc., Rezultz, Incorporated, Rex Mouser, Brian Horne and Gregory W. Call, as amended (1)

2.8.5	(a)	Letter, dated January 7, 2008, from Pure Earth, Inc. to Gregory W. Call regarding calculation errors in the Fifth Amendment to Stock Purchase Agreement, dated December 21, 2007 (1)
2.8.6
Joinder Agreement, dated March 21, 2007, of Rex Mouser to the Stock Purchase Agreement by and among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies Inc., Rezultz, Incorporated, Rex Mouser, Brian Horne and Gregory W. Call (1)

2.8.7
Joinder Agreement, dated May 30, 2007, of Brian Horne to the Stock Purchase Agreement by and among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies Inc., Rezultz, Incorporated, Rex Mouser and Gregory W. Call (1)

2.9	*
Asset Purchase Agreement, dated November 20, 2007, by and among PEI Disposal Group, Inc., Richard Rivkin, Soil Disposal Group, Inc., Aaron Environmental Group, Inc., Stephen F. Shapiro, Jeffrey Berger and James Case (1)

2.10	*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)

Exhibit
No.	Description
3.1.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (2)
3.1.2	Pure Earth, Inc. Certificate of Designation, Preferences, Rights, and Limitations of Series A Preferred Stock, 10% Coupon (1)
3.1.3	Pure Earth, Inc. Certificate of Designation, Preferences and Rights of Series B Preferred Stock (1)
3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (2)
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen Series A Preferred Stock Certificate (1)
4.3	Specimen Series B Preferred Stock Certificate (1)
4.4	Securities Purchase Agreement, dated as of June 30, 2006, among Pure Earth, Inc. and each purchaser signatory thereto (1)
4.5	Form of Common Stock Purchase Warrant issued to DD Growth Premium pursuant to the Securities Purchase Agreement, dated as of June 30, 2006 (1)
4.6	Form of 9% Convertible Debenture issued by Pure Earth, Inc., as maker, in favor of DD Growth Premium pursuant to the Securities Purchase Agreement, dated as of June 30, 2006 (1)
4.7	Form of Registration Rights Agreement, dated June 30, 2006, by and between Pure Earth, Inc. and DD Growth Premium (1)
4.8	Form of Subscription Agreement for Series A Preferred Stock, dated May 22, 2007, by and between Pure Earth, Inc. and Charles Hallinan and Black Creek Capital Corp. (1)
4.9	Form of Common Stock Purchase Warrant issued to Charles Hallinan and Black Creek Capital Corp. pursuant to the Subscription Agreement, dated as of May 22, 2007 (1)
4.10	Debenture Redemption Agreement, dated as of August 17, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.10.1	First Amendment to Debenture Redemption Agreement, dated as of October 2, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.11	Stock Purchase Agreement, dated August 17, 2007, by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc. (1)
4.11.1	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of September 18, 2007, by Kim C. Tucker Living Trust (1)
4.11.2
Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of August 30, 2007, by Brent Kopenhaver and Emilie Kopenhaver (1)

4.11.3	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of August 30, 2007, by Mark Alsentzer (1)
4.11.4	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of September 20, 2007, by Charles Hallinan (1)
4.12	Investment Agreement, dated as of March 4, 2008, among Pure Earth, Inc. and Fidus Mezzanine Capital, L.P. (1)
4.13	Warrant, dated March 4, 2008, to purchase Common Stock of Pure Earth, Inc. issued to Fidus Mezzanine Capital, L.P. (1)
4.14	Registration Rights Agreement, dated as of March 4, 2008, between Pure Earth, Inc. and certain holders (1)
4.15
Securityholders Agreement, dated as of March 4, 2008, by and among Pure Earth, Inc., Brent Kopenhaver, Mark Alsentzer, Fidus Mezzanine Capital, L.P. and holders of the Warrants and Warrant Shares, as defined therein (1)

4.16	Guaranty Agreement, dated as of March 4, 2008, by certain subsidiaries of Pure Earth, Inc. in favor of Fidus Mezzanine Capital, L.P. and any other Investors party thereto (1)
4.17	Investment Agreement, effective June 29, 2008, by and among Pure Earth, Inc., Black Creek Capital Corp. and Charles M. Hallinan (2)

Exhibit
No.	Description
10.1	Employment Agreement, dated as of June 1, 2008, by and between Pure Earth, Inc. and Mark Alsentzer (1)
10.2	Employment Agreement, dated as of June 1, 2008, by and between Pure Earth, Inc. and Brent Kopenhaver (1)
10.3
Fourth Amendment to Credit and Security Agreement, effective April 28, 2008, by and between Pure Earth, Inc., Pure Earth Transportation & Disposal, Inc., Pure Earth Materials, Inc., Juda Construction, Ltd. and Wells Fargo Bank, National Association (2)

10.4	Exclusive License, dated April 30, 2008, by and between New Nycon, Inc. and Paul E. Bracegirdle (1)
10.5	Commercial Lease, dated October 26, 2007, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc. (1)
10.5.1	Memorandum of Understanding, dated September 25, 2008, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

(1)	Incorporated by reference from the Company’s registration statement on Form 10 (File No. 0-53287), as filed with the SEC on June 20, 2008.

(2)	Incorporated by reference from Pre-Effective Amendment No. 1 to the Company’s registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

(3)	Incorporated by reference from Post-Effective Amendment No. 1 to the Company’s registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on October 8, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE EARTH, INC.
Date: October 8, 2008	By:	/s/ Mark Alsentzer
Mark Alsentzer
President and Chief Executive Officer

Date: October 8, 2008	By:	/s/ Brent Kopenhaver
Brent Kopenhaver
Chairman, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.		Description
2.1	*	Stock Purchase Agreement, dated as of January 19, 2006, by and between South Jersey Development, Inc., and its shareholders, and Info Investors, Inc. (1)
2.2	*	Asset Purchase Agreement, dated as of January 19, 2006, by and between Whitney Contracting, Inc. and South Jersey Development, Inc. (1)
2.3	*	Stock Purchase Agreement, dated as of January 19, 2006, by and between American Transport and Disposal Services Ltd. and South Jersey Development, Inc. (1)
2.4	*	Stock Purchase Agreement, dated as of January 19, 2006, by and between Juda Construction, Ltd. and South Jersey Development, Inc. (1)
2.5	*	Asset Purchase Agreement, dated as of January 5, 2006, by and between Alchemy Development, LLC and South Jersey Development, Inc. (1)
2.6	*	Stock Acquisition Agreement, dated as of November 30, 2006, by and among Shari L. Mahan, as sole shareholder of Terrasyn Environmental Corp., and Pure Earth, Inc. (1)
2.7	*
Membership Interests Purchase Agreement, dated as of November 30, 2006, by and among Shari L. Mahan, as sole member of Environmental Venture Partners, LLC, Bio Methods LLC and Geo Methods, LLC, and Pure Earth, Inc. (1)

2.8	*
Stock Purchase Agreement, dated as of February 13, 2007, by and among Pure Earth, Inc., Gregory W. Call, Casie Ecology Oil Salvage, inc., MidAtlantic Recycling Technologies Inc. and Rezultz, Incorporated (1)

2.8.1
First Amendment to Stock Purchase Agreement, dated as of February 28, 2007, by and among Pure Earth, Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies Inc. and Gregory W. Call (1)

2.8.2	*
Second Amendment to Stock Purchase Agreement, dated as of March 26, 2007, by and among Pure Earth, Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies Inc., Rex Mouser and Gregory W. Call (1)

2.8.3
Third Amendment to Stock Purchase Agreement, dated as of May 7, 2007, by and among Pure Earth Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies Inc., Rex Mouser and Gregory W. Call (1)

2.8.4
Fourth Amendment to Stock Purchase Agreement, dated as of August 6, 2007, by and among Pure Earth Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies Inc., Rex Mouser, Brian Horne and Gregory W. Call (1)

2.8.5	*
Letter, dated December 21, 2007, from Pure Earth, Inc. to Gregory W. Call regarding Final Purchase Price with respect to the Stock Purchase Agreement, dated as of February 13, 2007, among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies Inc., Rezultz, Incorporated, Rex Mouser, Brian Horne and Gregory W. Call, as amended (1)

2.8.5	(a)	Letter, dated January 7, 2008, from Pure Earth, Inc. to Gregory W. Call regarding calculation errors in the Fifth Amendment to Stock Purchase Agreement, dated December 21, 2007 (1)
2.8.6
Joinder Agreement, dated March 21, 2007, of Rex Mouser to the Stock Purchase Agreement by and among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies Inc., Rezultz, Incorporated, Rex Mouser, Brian Horne and Gregory W. Call (1)

2.8.7
Joinder Agreement, dated May 30, 2007, of Brian Horne to the Stock Purchase Agreement by and among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies Inc., Rezultz, Incorporated, Rex Mouser and Gregory W. Call (1)

2.9	*
Asset Purchase Agreement, dated November 20, 2007, by and among PEI Disposal Group, Inc., Richard Rivkin, Soil Disposal Group, Inc., Aaron Environmental Group, Inc., Stephen F. Shapiro, Jeffrey Berger and James Case (1)

2.10	*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)

Exhibit
No.	Description
3.1.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (2)
3.1.2	Pure Earth, Inc. Certificate of Designation, Preferences, Rights, and Limitations of Series A Preferred Stock, 10% Coupon (1)
3.1.3	Pure Earth, Inc. Certificate of Designation, Preferences and Rights of Series B Preferred Stock (1)
3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (2)
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen Series A Preferred Stock Certificate (1)
4.3	Specimen Series B Preferred Stock Certificate (1)
4.4	Securities Purchase Agreement, dated as of June 30, 2006, among Pure Earth, Inc. and each purchaser signatory thereto (1)
4.5	Form of Common Stock Purchase Warrant issued to DD Growth Premium pursuant to the Securities Purchase Agreement, dated as of June 30, 2006 (1)
4.6	Form of 9% Convertible Debenture issued by Pure Earth, Inc., as maker, in favor of DD Growth Premium pursuant to the Securities Purchase Agreement, dated as of June 30, 2006 (1)
4.7	Form of Registration Rights Agreement, dated June 30, 2006, by and between Pure Earth, Inc. and DD Growth Premium (1)
4.8	Form of Subscription Agreement for Series A Preferred Stock, dated May 22, 2007, by and between Pure Earth, Inc. and Charles Hallinan and Black Creek Capital Corp. (1)
4.9	Form of Common Stock Purchase Warrant issued to Charles Hallinan and Black Creek Capital Corp. pursuant to the Subscription Agreement, dated as of May 22, 2007 (1)
4.10	Debenture Redemption Agreement, dated as of August 17, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.10.1	First Amendment to Debenture Redemption Agreement, dated as of October 2, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.11	Stock Purchase Agreement, dated August 17, 2007, by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc. (1)
4.11.1	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of September 18, 2007, by Kim C. Tucker Living Trust (1)
4.11.2
Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of August 30, 2007, by Brent Kopenhaver and Emilie Kopenhaver (1)

4.11.3	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of August 30, 2007, by Mark Alsentzer (1)
4.11.4	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of September 20, 2007, by Charles Hallinan (1)
4.12	Investment Agreement, dated as of March 4, 2008, among Pure Earth, Inc. and Fidus Mezzanine Capital, L.P. (1)
4.13	Warrant, dated March 4, 2008, to purchase Common Stock of Pure Earth, Inc. issued to Fidus Mezzanine Capital, L.P. (1)
4.14	Registration Rights Agreement, dated as of March 4, 2008, between Pure Earth, Inc. and certain holders (1)
4.15
Securityholders Agreement, dated as of March 4, 2008, by and among Pure Earth, Inc., Brent Kopenhaver, Mark Alsentzer, Fidus Mezzanine Capital, L.P. and holders of the Warrants and Warrant Shares, as defined therein (1)

4.16	Guaranty Agreement, dated as of March 4, 2008, by certain subsidiaries of Pure Earth, Inc. in favor of Fidus Mezzanine Capital, L.P. and any other Investors party thereto (1)
4.17	Investment Agreement, effective June 29, 2008, by and among Pure Earth, Inc., Black Creek Capital Corp. and Charles M. Hallinan (2)

Exhibit
No.	Description
10.1	Employment Agreement, dated as of June 1, 2008, by and between Pure Earth, Inc. and Mark Alsentzer (1)
10.2	Employment Agreement, dated as of June 1, 2008, by and between Pure Earth, Inc. and Brent Kopenhaver (1)
10.3
Fourth Amendment to Credit and Security Agreement, effective April 28, 2008, by and between Pure Earth, Inc., Pure Earth Transportation & Disposal, Inc., Pure Earth Materials, Inc., Juda Construction, Ltd. and Wells Fargo Bank, National Association (2)

10.4	Exclusive License, dated April 30, 2008, by and between New Nycon, Inc. and Paul E. Bracegirdle (1)
10.5	Commercial Lease, dated October 26, 2007, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc. (1)
10.5.1	Memorandum of Understanding, dated September 25, 2008, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

(1)	Incorporated by reference from the Company’s registration statement on Form 10 (File No. 0-53287), as filed with the SEC on June 20, 2008.

(2)	Incorporated by reference from Pre-Effective Amendment No. 1 to the Company’s registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

(3)	Incorporated by reference from Post-Effective Amendment No. 1 to the Company’s registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on October 8, 2008.