Form 10-Q
period 2008-09-30
Pure Earth, Inc.
filed 2008-11-14
CIK 1436351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-53287
Pure Earth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1385335

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,626,799 shares of Common Stock, $.001 par value, as of October 29, 2008.

PURE EARTH, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE EARTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30 , 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,641,181	$1,885,014
Accounts receivable, less allowance for doubtful accounts of $401,798 and $431,664	16,366,524	12,622,714
Inventories	431,662	269,585
Prepaid expenses	1,268,870	987,378
Other current assets	903,839	918,185
Deferred income tax asset	223,912	223,912

Total Current Assets	22,835,988	16,906,788

PROPERTY AND EQUIPMENT
Land	745,500	745,500
Buildings and improvements	7,442,750	6,789,683
Leasehold improvements	183,512	148,482
Machinery and equipment	8,729,206	8,612,385
Trucks and automobiles	1,936,483	2,230,598
Office furniture and fixtures	268,864	221,293
Computer software	54,297	50,000
Construction-in-process	1,500	13,023

	19,362,112	18,810,964

Less: accumulated depreciation and amortization	(4,199,007)	(2,623,352)

Property and Equipment, Net	15,163,105	16,187,612

OTHER ASSETS
Deposits and other assets	1,317,546	1,333,990
Deferred financing costs, net of accumulated amortization of $161,209 and $79,014	552,172	127,787
Goodwill	759,694	759,694
Permits	2,200,000	2,200,000
Other intangible assets, net of accumulated amortization	3,708,382	2,388,753
Idle machinery	8,037,500	8,450,000
Pending acquisitions	310,318	161,302

Total Other Assets	16,885,612	15,421,526

TOTAL ASSETS	$54,884,705	$48,515,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2008	December 31, 2007
	(Unaudited)
CURRENT LIABILITIES
Line of credit	$2,389,493	$2,389,493
Notes payable	75,202	708,006
Current portion of long-term debt	1,345,373	1,240,547
Accounts payable	6,524,976	5,807,026
Accrued expenses	1,840,466	1,274,004
Accrued payroll and payroll taxes	389,324	619,906
Due to affiliates	303,281	—
Other current liabilities	1,557,143	2,116,828
Accrued disposal costs	60,274	278,432
Contingent consideration	—	176,435
Income taxes payable	—	1,024,603

Total Current Liabilities	14,485,532	15,635,280

LONG-TERM LIABILITIES
Long-term debt, net of current portion	3,863,725	4,513,526
Line of credit	5,919,715	4,011,104
Mandatorily redeemable Series B preferred stock, $.001 par value; authorized 20,000 shares; issued and outstanding 6,300 and 0 shares	4,318,107	—
Note payable — related party	966,822	1,008,463
Accrued disposal costs	21,482	1,093,796
Contingent consideration	2,540,771	1,176,235
Warrants with contingent redemption provisions	2,263,223	—
Deferred income taxes	5,219,800	5,273,840
Deferred income taxes — permits	880,000	880,000

Total Long-Term Liabilities	25,993,645	17,956,964

TOTAL LIABILITIES	40,479,177	33,592,244

REDEEMABLE PREFERRED STOCK, $.001 par value; Series A convertible preferred stock: authorized 50,000 shares; issued and outstanding 0 and 20,000 shares	—	930,190
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding 17,621,799 and 17,218,465	17,622	17,218
Additional paid-in capital	13,788,729	12,323,847
Retained earnings	599,177	1,652,427

TOTAL STOCKHOLDERS’ EQUITY	14,405,528	13,993,492

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$54,884,705	$48,515,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$19,131,047	$15,144,827	$51,638,690	$43,967,731

COST OF REVENUES (including depreciation and amortization expense of $1,893,089 and $1,581,496 for the nine months ended September 30, 2008 and 2007 and $620,710 and $673,808 for the three months ended September 30, 2008 and 2007	15,481,079	11,191,496	41,901,758	33,789,279

GROSS PROFIT	3,649,968	3,953,331	9,736,932	10,178,452

OPERATING EXPENSES
Salaries and related expenses	1,590,422	1,043,588	4,616,856	3,014,976
Occupancy and other office expenses	225,349	187,074	790,502	673,006
Professional fees	359,354	291,095	1,424,856	966,554
Other operating expenses	565,769	408,247	1,297,266	922,730
Insurance	356,916	258,847	956,106	730,678
Depreciation and amortization	145,351	48,251	399,570	130,778
Impairment of idle machinery	—	—	412,500	—
Gain on sale of equipment	(634)	(25,363)	(256,979)	(25,690)

TOTAL OPERATING EXPENSES	3,242,527	2,212,009	9,640,677	6,413,032

INCOME FROM OPERATIONS	407,441	1,741,322	96,255	3,765,420

OTHER INCOME (EXPENSES)
Interest income	29,482	145	92,292	62,619
Interest expense	(522,131)	(381,009)	(1,388,536)	(878,678)
Other income	48,908	—	161,661	—

TOTAL OTHER INCOME (EXPENSES)	(443,741)	(380,864)	(1,134,583)	(816,059)

INCOME (LOSS) BEFORE INCOME TAXES	(36,300)	1,360,458	(1,038,328)	2,949,361

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(47,081)	569,116	(462,923)	1,260,289

NET INCOME (LOSS)	10,781	791,342	(575,405)	1,689,072

Less: preferred stock dividends	—	—	477,845	—

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	$10,781	$791,342	$(1,053,250)	$1,689,072

NET INCOME (LOSS) PER SHARE
Basic	$0.00	$0.05	$(0.06)	$0.10

Diluted	$0.00	$0.05	$(0.06)	$0.10

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic	17,621,799	16,700,022	17,360,519	16,255,852
Diluted	18,388,914	17,188,911	17,360,519	16,634,581
The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE — January 1, 2008	17,218,465	$17,218	$12,323,847	$1,652,427	$13,993,492

Restricted stock grant to customer	5,000	5	14,995	—	15,000
Issuance of common stock for acquisition of companies and specific assets	25,000	25	74,475	—	74,500
Issuance of common stock to employees and consultants	40,000	40	117,960	—	118,000
Issuance of common stock to Series A preferred stockholders	111,134	111	327,485	—	327,596
Conversion of Series A preferred stock into common stock	222,200	223	929,967	—	930,190
Dividends declared on Series A preferred stock	—	—	—	(477,845)	(477,845)
Net loss	—	—	—	(575,405)	(575,405)

BALANCE — September 30, 2008	17,621,799	$17,622	$13,788,729	$599,177	$14,405,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(575,405)	$1,689,072

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,926,354	1,594,919
Other intangible assets amortization	370,371	106,316
Deferred financing cost amortization	82,195	48,160
Interest expense for accretion of warrant and debt discount	135,420	—
Interest expense for Series B preferred stock payment-in-kind	145,910	—
Impairment of idle equipment	412,500	—
Provision for doubtful accounts	(29,866)	113,678
Gain on sale of property and equipment	(256,979)	(25,690)
Restricted stock grant	74,500	—
Deferred income taxes	(54,040)	—
Changes in operating assets and liabilities
Accounts receivable	(3,632,762)	(6,347,625)
Inventories	(12,325)	39,860
Prepaid expenses and other current assets	(259,703)	(1,653,504)
Deposits and other assets	16,444	(74,060)
Accounts payable	533,955	(1,455,814)
Accrued expenses and other current liabilities	(634,681)	2,077,950
Accrued disposal costs	(1,290,472)	(2,719,961)
Contingent consideration	(176,345)	—
Due to affiliates	303,281	—
Income taxes payable	(1,024,603)	1,237,132

TOTAL ADJUSTMENTS	(3,370,846)	(7,058,639)

NET CASH USED IN OPERATING ACTIVITIES	(3,946,251)	(5,369,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business and assets — net of cash of $911,405 for the nine months ended September 30, 2007	(44,803)	(3,054,508)
Payments for pending acquisitions	(149,016)	21,870
Acquisitions of property and equipment	(732,298)	(427,850)
Proceeds from sale of equipment	590,901	83,000

NET CASH USED IN INVESTING ACTIVITIES	(335,216)	(3,377,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of (advances for) related party loans	(41,641)	147,977
Net borrowings on line of credit	1,908,611	4,438,508
Repayments of notes payable	(632,804)	—
Repayment of long-term debt	(1,114,952)	(1,225,115)
Proceeds from equipment financing	200,000	104,945
Financing fees incurred	(506,580)	(44,969)
Private placements of common and preferred stock	6,300,000	4,000,000
Dividends paid on Series A preferred stock	(75,000)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,037,634	7,421,346

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,756,167	(1,325,709)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	$1,885,014	$2,516,722

CASH AND CASH EQUIVALENTS — END OF PERIOD	$3,641,181	$1,191,053

SUPPLEMENTARY INFORMATION
Cash paid during the periods for:
Interest	$976,685	693,905
Income taxes	$1,112,743	$—

Non-cash investing and financing activities:
Debt and other liabilities incurred in acquisition of businesses and asset purchases	$3,543,991	$29,164,979
Acquisition of businesses and assets in exchange for shares of common stock	$74,500	$1,015,482
Property and equipment financed with debt	$472,900	$264,843
The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — Business Operations and Consolidation
The accompanying condensed consolidated financial statements include the accounts of Pure Earth, Inc. (“Pure Earth” or the “Company”) and its wholly owned subsidiaries, Pure Earth Materials, Inc. (“PE Materials”); Pure Earth Materials (NJ) Inc. (“PE Materials NJ”); Pure Earth Transportation & Disposal, Inc. (“PE Transportation and Disposal”); Juda Construction, Ltd. (“Juda”); PEI Disposal Group, Inc. (“PEI Disposal Group”); Pure Earth Environmental Inc. (“PE Environmental”), Geo Methods, LLC (“GeoMethods”) and Bio Methods LLC (“BioMethods”); Echo Lake Brownfield, LLC (“Echo Lake”); Casie Ecology Oil Salvage, Inc. (“Casie”); Rezultz, Incorporated (“Rezultz”) and MidAtlantic Recycling Technologies Inc. (“MART”); HFH Acquisition Corp. (“HFH”); New Nycon, Inc. (“New Nycon”); and Pure Earth Energy Resources, Inc. (“PEER”) (collectively referred to as “the Company”). Casie, Rezultz and MART are also collectively referred to as the “Casie Group”. All significant intercompany accounts and transactions have been eliminated.
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
These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the condensed consolidated financial statements and to make them not misleading. The interim operating results for the nine months and three months ended September 30, 2008 and September 30, 2007 are not necessarily indicative of operating results expected for the full year. For further information refer to the Company’s consolidated financial statements and footnotes thereto as of December 31, 2007 and 2006 and for the years then ended contained in the Company’s Post-Effective Amendment No. 2 to its Registration Statement on Form 10/A filed with the Commission on November 4, 2008.
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

Inventories
Inventories are valued at the lower of cost or market by the weighted average cost method and are comprised of crushed rock, recycled oil, and concrete fibers which are considered finished products. The value of the inventories as of September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007
	(unaudited)
Recycled oil	$234,663	$248,483
Crushed rock	9,900	21,102
Concrete fiber	187,099	—

Totals	$431,662	$269,585

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
At September 30, 2008 and 2007, the Company’s dilutive securities included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Weighted average common shares outstanding used in computing basic EPS	17,621,799	16,700,022	17,360,519	16,255,582
Effect of dilutive securities:
Warrants	767,115	—	—	—

Convertible notes	—	488,889	—	378,999

Adjusted weighted average common shares used in computing diluted EPS	18,388,914	17,188,911	17,360,519	16,634,581

The Company’s computation of diluted EPS excludes the Series A redeemable convertible preferred stock for the nine months ended September 30, 2008 since its effect was anti-dilutive due to the Company’s net loss. Additionally, 1,091,818 and 324,444 common stock purchase warrants were excluded from the determination of diluted EPS for nine months ended September 30, 2008 and 2007, and 324,444 common stock purchase warrants were excluded for the three months ended September 30, 2008, as their effect is also anti-dilutive.
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
Fair Value. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. If elected, SFAS 159 is effective beginning January 1, 2008. At this time the Company has not elected to measure and report any assets or liabilities using the fair value option available under SFAS 159.
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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specially, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective immediately including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.
Hierarchy of GAAP. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP Hierarchy”). Currently, the GAAP Hierarchy is provided in the American Institute of Certified Public Accountants’ U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.
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

Conforming Changes to EITF 98-5. In June 2008, the FASB ratified the consensus reached on June 12, 2008 by the EITF on EITF 08-4, “Transition Guidance for Conforming Changes to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 08-4”). The conforming changes to EITF 98-5 resulting from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The effect, if any, of applying the conforming changes shall be presented retrospectively and the cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings of the first period presented. The Company is currently evaluating the impact of adopting EITF 08-4 on its consolidated financial statements. However, the Company does not expect the adoption of EITF 08-4 to have any impact on its consolidated financial statements as the Company’s application of EITF 00-27 is consistent with the guidance of this issue.
Share Based Payments. On June 16, 2008, the FASB issued FASB Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform with the provisions of FSP No. EITF 03-6-1. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on the Company’s consolidated financial statements.
The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations as of September 30, 2008 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three and nine months ended September 30, 2008 and the year ended December 31, 2007, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.
NOTE 3 — Nycon Acquisition
Effective April 1, 2008, New Nycon, Inc. (“New Nycon”), a wholly owned subsidiary of the Company, completed the purchase of specified assets from Nycon, Inc. (“Nycon”), a concrete reinforcing fiber company headquartered in Westerly, Rhode Island. Prior to this acquisition, Nycon was engaged in the business of processing, packaging and selling reinforcing fibers used as a component of concrete materials. Pursuant to the terms of the purchase agreement, the Company acquired Nycon’s accounts receivable, equipment and all intangible assets and intellectual property. In connection with the purchase of Nycon and formation of New Nycon, the Company entered into an exclusive licensing agreement with the holder of a patent covering the process for making and using reinforcing fiber for concrete materials from post-consumer carpet waste as a substitute for new fibers. During the term of the license agreement, the Company will pay to the licensor an annual royalty fee equal to 30% of New Nycon’s earnings before taxes, depreciation and amortization, and the Company also paid the patent holder 15,000 shares of its common stock, which shares were placed in escrow pending the satisfaction by New Nycon of certain financial objectives. The license agreement terminates upon the expiration of the last of the licensor’s patent rights covered by the agreement, which with respect to the process patent is currently expected to be 2023.

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
The Company was also required to contribute a minimum of $300,000 to New Nycon on an as-needed basis for working capital purposes, and the Company has made net advances of approximately $288,000 to New Nycon as of October 29, 2008.
In September of 2008, the Company finalized the purchase price allocation for the Nycon acquisition which resulted in a decrease of approximately $1.6 million in the estimated fair value of the assets acquired from the preliminary values that were previously reported. This decrease is due to changes in the estimated fair values of the property, equipment and intangible assets as a result of decreases in the estimated future revenues to be derived from these assets. The Company also recorded a corresponding $1.6 million decrease in contingent consideration as a result of the changes made to the estimated fair values of the property, equipment and intangible assets.
The following table illustrates the Company’s estimated fair value of assets acquired and liabilities assumed as of the date of acquisition, which includes adjustments made to finalize the purchase price allocation:

New Nycon
Accounts Receivable	$81,182
Inventory	149,752
Other current assets	7,443
Property and equipment	52,352
Patents	10,000
Trademarks	180,000
Licensing Agreement	730,000
Customer List	700,000
Non-compete agreement	70,000

Total assets acquired	1,980,729

Accounts payable and accrued expenses	206,972
Other current liabilities	64,918
Long-term debt	225,000
Other long-term liabilities(1)	44,803
Contingent Consideration	1,364,536

Total liabilities assumed	1,906,229

Net purchase price	$74,500

(1)	Extinguished upon acquisition since it was payable to the Company.

NOTE 4 — Pro Forma Results
The unaudited pro forma information presented below assumes that the acquisitions of Nycon and the Casie Group (acquired on March 30, 2007) were consummated as of January 1, 2007. These pro forma results are not necessarily indicative of the results of operations that would have resulted had the acquisitions actually been completed at the beginning of the applicable periods presented, nor is it necessarily indicative of the results of operations in future periods.

	For the Three Months	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,
	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)
	Pro Forma	Pro Forma	Pro Forma
	Combined (a) (b) (h)	Combined (c) (d) (e) (h)	Combined (f) (g) (h)
Revenue	$15,796,194	$51,904,803	$50,466,146

Income (loss) from operations	$1,632,000	$(100,066)	$2,789,016

Income (loss) before income tax benefit	$1,251,653	$(1,204,725)	$1,960,254

Net income (loss)	$727,668	$(672,747)	$867,316

Per common share data
Net income (loss) from operations — Basic	$0.04	$(0.07)	$0.05

Net income (loss from operations — Diluted	$0.04	$(0.07)	$0.05

Weighted Average Shares
Basic	16,725,022	17,374,497	16,390,095

Diluted	17,213,911	17,374,497	16,769,094

(a)	Historical information includes the operating results of Pure Earth (including Casie Group) for the three months ended September 30, 2007.

(b)	Pro forma information and the pro forma adjustments include the operating results of Nycon for the three months ended September 30, 2007.

(c)	There were no pro forma adjustments to be presented for the three months ended September 30, 2008, as the historical information includes the operating results of both Nycon and Casie Group for this period.

(d)	Historical information includes the operating results of Pure Earth (including Casie Group) for the nine months ended September 30, 2008, and the operating results of Nycon for the six months ended September 30, 2008.

(e)	Pro forma information and the pro forma adjustments include the operating results of Nycon for the three months ended March 31, 2008.

(f)	Historical information includes the operating results of Pure Earth for the nine months ended September 30, 2007 and the operating results of Casie Group for the six months ended September 30, 2007.

(g)	Pro forma information and the pro forma adjustments include the operating results of Casie Group for the three months ended March 31, 2007 and the operating results of Nycon for the nine months ended September 30, 2007.

(h)	The pro forma adjustments consist of additional depreciation and amortization expense in relation to the step-up in basis of the property and equipment and intangible assets of Casie Group and Nycon and the corresponding adjustments to the income tax provisions or benefits.

NOTE 5 — Other Acquisitions, Assets Purchases and Joint Ventures
Echo Lake
On September 14, 2007, PE Environmental formed a wholly owned subsidiary, Echo Lake, a Connecticut limited liability company. Echo Lake was formed for the purpose of owning and developing a Brownfield site in the State of Connecticut. On January 3, 2008, the Company completed the acquisition of this Brownfield site for a purchase price of $50,000 and assumed estimated cleanup costs of approximately $233,000. The Company also spent approximately $57,000 on site evaluation costs prior to purchasing the Brownfield site. Echo Lake’s operating results since formation and for the three and nine months ended September 30, 2008 were not material.
HFH Acquisition Corp.
In January of 2008, the Company formed a new entity, HFH Acquisition Corp. (“HFH”), for the purpose of acquiring a Brownfield located in southern New Jersey. HFH agreed to purchase a 51% of the membership interests of HFH Hawthorne LLC (“Hawthorne LLC”) from its parent company. The Company and HFH agreed to a purchase price with the parent company of Hawthorne LLC which includes a non-refundable $50,000 deposit, $200,000 due at closing (to be provided for by crediting the existing $200,000 loan to the parent company), and $500,000 contingent upon obtaining certain permits and regulatory status. As of October 29, 2008 the Company and HFH had not acquired the permits required to complete this acquisition and begin operations on this Brownfield project and therefore, the Company has not yet paid the $200,000 due at closing or any portion of the $500,000 contingent upon obtaining the required permits and regulatory status. Through October 29, 2008, the Company has also incurred additional acquisition costs of approximately $80,000, consisting primarily of legal and professional fees.
In connection with entering into the purchase agreements, HFH executed a promissory note as the lender to Hawthorne LLC for $250,000 and a separate note for $200,000 to the parent company of Hawthorne LLC in order to provide working capital for the purpose of obtaining the required permits and regulatory status. These notes will bear interest at 7.00% and 8.50%, respectively, and mature in January of 2011. These notes are collateralized by the assets of Hawthorne LLC and its parent company and are also personally guaranteed by the owners of Hawthorne LLC and its parent company. Through October 29, 2008, the Company has made advances to Hawthorne LLC of approximately $105,000 and advances of $200,000 to the parent company of Hawthorne LLC.

NOTE 6 — Stockholders’ Equity
Series A Preferred Stock and Warrants
On June 30, 2008, 20,000 shares of outstanding Series A Preferred Stock were converted into 222,200 shares of the Company’s common stock pursuant to the conversion ratio in the investment agreement. The Series A Preferred Stock contained a put option whereby at anytime after March 1, 2008 but prior to June 30, 2008, the holder could require the Company to redeem the Series A Preferred Stock in exchange for cash. Prior to June 30, 2008 the conversion ratio of the Series A Preferred Stock in common stock was out of the money based upon an estimated fair value of $2.95 per share of common stock. On June 29, 2008, the holders of the Series A Preferred Stock and the Company entered into an investment agreement whereby the holders agreed to forgo the right to exercise the put option embedded in the Series A Preferred Stock in exchange for the Company issuing an additional 111,134 shares of common stock and making quarterly cash payments of $25,000 beginning on September 30, 2008 and ending on June 30, 2009. In accordance with EITF Topic D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” and SFAS 123 (R) “Share-Based Payments”, the Company recorded the estimated fair value of the additional shares of common stock and the $100,000 of payments as a dividend to the preferred shareholders and deducted from income available for common stockholders. The estimated fair value of the additional 111,134 shares of common stock was $327,596 based upon a market price of $2.95 per share as of June 29, 2008.
Series B Preferred Stock and Warrants
On March 2, 2008, the Company’s Board of Directors approved the designation of 20,000 shares of preferred stock as Series B Preferred Stock (the “Series B Preferred Stock”). On March 4, 2008, the Company sold and issued to Fidus Mezzanine Capital, L.P. (“Fidus”), a Delaware limited partnership, 6,300 shares of its Series B Preferred Stock and a Warrant to purchase 767,375 shares of the Company’s common stock for an aggregate purchase price of $6,300,000. Fidus is entitled to receive cumulative quarterly cash dividends at 14% per annum, compounded on a quarterly basis. The Company may, at its option, elect to pay a portion of the quarterly dividend equal to 4% per annum in kind. Any dividends paid in kind, will be added onto the outstanding balance of the Series B Preferred Stock and will accrue interest at 14% per annum. The Company is required to redeem any and all outstanding shares of Series B Preferred Stock on March 3, 2013. The Series B Preferred Stock is also required to be redeemed in the event that, among other things, the current executive officers fail to continue to serve in their current capacity, cease to serve on the board of directors, or cease to beneficially own a specified number of shares of the Company’s common stock. The Series B Preferred Stock ranks prior to all classes or series of common and preferred stock of the Company with respect to dividend rights and liquidation preferences. The Series B Preferred Stock contains positive covenants including a debt incurrence test, in addition to customary negative covenants.
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

The Company accounts for its preferred stock based upon the guidance enumerated in SFAS 150 and EITF Topic D-98. The Series B Preferred Stock is mandatorily redeemable on March 3, 2013 and therefore is classified as a liability instrument on the date of issuance. The Warrants issued in connection with the Series B Preferred Stock provide the holders with a put option that is exercisable upon the occurrence of certain specified events and at the discretion of the holder. The Company evaluated the Warrants and the put option pursuant to EITF 00-19 and determined that the Warrants should be classified as assets or liabilities because they contain redemption rights that are not solely within the Company’s control as of the date of issuance and at September 30, 2008. Accordingly, the Company recorded the Warrants at their estimated fair value of $2,263,223 on the date of issuance. The remainder of the $6,300,000 in proceeds received, or $4,036,777, was allocated to the mandatorily redeemable Series B Preferred Stock.
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
The Company calculated the fair value of the warrants at the date of issuance using the Black-Scholes option pricing model with market based assumptions. The change in fair value of the Warrants issued in connection with the Series B Preferred Stock from the date of issuance to September 30, 2008, was not material. At September 30, 2008, the weighted average remaining life of the outstanding warrants was 2.90 years (exclusive of the Warrants issued in connection with the Series B Preferred Stock, which have an indefinite life).
A summary of the warrant activity for the nine months ended September 30, 2008 is as follows:

	Warrant		Weighted Average
	Shares	Amount	Exercise Price
Balance, December 31, 2007	324,443	$277,226	$4.50

Issuance of common stock warrants	767,375	2,263,223	$0.001

Balance, September 30, 2008	1,091,818	$2,540,449	$1.34

The following weighted average assumptions were used for valuing the warrants issued during the nine months ended September 30, 2008:

Expected volatility	75.00%
Expected life	Indefinite
Expected dividends	0.00%
Risk-free rate	3.71%
Weighted-average stock price	$2.95
Weighted-average exercise price	$0.001
NOTE 7 — Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.
The Company maintains cash and cash equivalent balances at several financial institutions throughout its operating area of which, at times, may exceed deposit insurance limits and expose the Company to credit risk. At September 30, 2008, the Company had balances with financial institutions in excess of insured limits of approximately $2,613,000. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions.

Credit risk with respects to accounts receivable was concentrated with three customers at September 30, 2008. These customers accounted for approximately $6,553,678 (40%) of the accounts receivable at September 30, 2008. The Company performs ongoing credit evaluations of its customers’ financial condition and if necessary would require collateral to mitigate its credit risk. Three customers accounted for $4,858,903 (26%) and $11,601,861 (23%) of its revenue during the three and nine months ended September 30, 2008, respectively. Three customers accounted for $8,654,725 (57%) and $25,453,551 (58%) of the Company’s revenue during the three and nine months ended September 30, 2007, respectively. These revenues were reported as a component of the Transportation and Disposal segment revenues. For the three months ended September 30, 2008, one customer whose revenues were reported as a component of the Treatment and Recycling segment, contributed $1,441,634 (8%) in revenues. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. The breakdown of revenue between these customers was as follows:

	Three Months Ended		Three Months Ended
	September 30,	Percentage of	September 30,	Percentage of
	2008	Revenue	2007	Revenue
Customer A	$2,779,479	15%	$3,510,664	23%
Customer B	1,062,776	6%	—	—
Customer C	—	—	4,050,826	27%
Customer D	1,016,648	5%	1,093,235	7%

Total	$4,858,903	26%	$8,654,725	57%

	Nine Months Ended		Nine Months Ended
	September 30,	Percentage of	September 30,	Percentage of
	2008	Revenue	2007	Revenue
Customer A	$4,223,241	8%	$12,381,350	28%
Customer B	—	—	5,695,410	13%
Customer C	2,912,794	6%	7,376,791	17%
Customer D	4,465,826	9%	—	—

Total	$11,601,861	23%	$25,453,551	58%

NOTE 8 — Intangible Assets
Below is a summary of intangible assets at September 30, 2008 and December 31, 2007:

	Balance as of September 30, 2008			Balance as of December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Finite Lives:
Customer lists	$2,117,552	$(437,910)	$1,679,642	$1,417,552	$(278,926)	$1,138,626
Other intangible assets	2,273,001	(244,261)	2,028,740	1,283,001	(32,874)	1,250,127

	4,390,553	(682,171)	3,708,382	2,700,553	(311,800)	2,388,753

Infinite Lives:
Permits	2,200,000	—	2,200,000	2,200,000	—	2,200,000

Total	$6,590,553	$(682,171)	$5,908,382	$4,900,553	$(311,800)	$4,588,753

Additions to intangible assets, all resulting from the Nycon acquisition, aggregated $1,690,000 for the three and nine months ended September 30, 2008. Amortization expense of intangible assets was $370,371 and $106,316 for the nine months ended September 30, 2008 and 2007, respectively, and $130,932 and $35,439 for the three months ended September 30, 2008 and 2007.
Expected future amortization expense for amortizable intangible assets with finite lives is as follows for periods subsequent to September 30, 2008:

Twelve months ending September 30,
2009	$520,019
2010	531,797
2011	531,797
2012	531,797
2013	363,921
Thereafter	1,229,051

$3,708,382

NOTE 9 — Lines of Credit
The Company has a $7,500,000 line of credit with a bank expiring on October 23, 2009. The line of credit is used to fund working capital needs. The line of credit bears interest at the bank’s prime rate minus 0.25% (4.75% at September 30, 2008 and 7.25% at December 31, 2007) and outstanding borrowings are collateralized by eligible accounts receivable and inventories as defined in the agreement. Outstanding borrowings on the line were $5,919,715 at September 30, 2008 and $4,011,104 at December 31, 2007. These borrowings were collateralized by $7,834,348 and $5,043,033 of eligible trade accounts receivable as of September 30, 2008 and December 31, 2007, respectively. Certain terms of this line of credit, including the interest rate, were amended on October 21, 2008, as described in Note 16 — Subsequent Events.
Casie Group also has a separate $2,500,000 line of credit with a local bank, due on October 5, 2008, which is collateralized by substantially all assets of Casie Group and is guaranteed by Pure Earth and one of the former shareholders of Casie Group. The line of credit bears interest at 0.50% above the bank’s prime lending rate, which was 5.50 % as of September 30, 2008 and 7.75% as of December 31, 2007. Outstanding borrowings on the line of credit were $2,389,493 at September 30, 2008 and December 31, 2007. The line of credit was originally due to mature on October 5, 2008, but the Company obtained an extension of the revolving line of credit to November 12, 2008, to permit the refinancing of the line of credit, which was completed on November 12, 2008 (described in Note 16 — Subsequent Events).
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
NOTE 10 — Notes Payable and Long-Term Debt
At September 30, 2008 and December 31, 2007, notes payable consisted of the following:

	September 30,	December 31,
	2008	2007
Note payable to Soil Disposal	$—	$520,000
Note payable for Casie Group for covenant not to compete	75,202	188,006

Total	$75,202	$708,006

As part of the consideration given for the assets acquired from Soil Disposal Group on November 20, 2007, the Company entered into a non-interest bearing promissory note with a principal amount of $640,000 payable in sixteen bi-monthly installments of $40,000, which was repaid in full in July of 2008. At September 30, 2008, the Company had $75,202 due to a former stockholder of Casie Group for a covenant not to compete obtained in connection with the acquisition. The payments for the covenant not to compete are due in monthly installments of $12,534 through March of 2009.
At September 30, 2008 and December 31, 2007, long-term debt (including the current portion) consisted of the following:

	September 30,	December 31,
	2008	2007
Equipment term loan	$1,720,914	$2,225,215
Various equipment notes payable	56,285	70,208
Casie Group notes payable (bank and equipment) (a)	3,206,899	3,458,650
Nycon assumed liabilities	225,000	—

Total	5,209,098	5,754,073
Less current portion	(1,345,373)	(1,240,547)

Long-term portion	$3,863,725	$4,513,526

(a)	On November 12, 2008, the Company refinanced the Casie Group notes payable along with the Casie Group revolving line of credit into a consolidated term loan (described in Note 16 — Subsequent Events).
Equipment Term Loan and Various Equipment Notes Payable
On November 19, 2007, the Company refinanced several outstanding equipment loans with financial institutions, which at the date of refinancing had an aggregate carrying value of $1,215,862. The Company refinanced these loans into a combined equipment term loan in the amount of $2,265,000, which is payable in 48 monthly payments of $55,828 beginning on January 1, 2008, with interest at a rate of 8.5% per annum. On June 11, 2008 the Company received an additional $200,000 of funding from the lender based upon satisfactory review of the Company’s financial statements for the year ended December 31, 2007. This additional funding carries an interest rate of 8.5% and monthly payments of $4,930. The outstanding balance of the combined loan was $1,720,914 as of September 30, 2008.
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
Future maturities of long-term debt at September 30, 2008 is as follows:

Twelve months ending September 30,
2009	$1,345,373
2010	1,063,504
2011	1,040,823
2012	470,241
2013	172,955
Thereafter	1,116,202

$5,209,098

NOTE 11 — Officer Loans and Related Party Transactions
As of September 30, 2008, the Company had a note payable to an officer at Casie Group in the principal amount of $966,822. This officer was a former owner of Casie Group prior to the acquisition on March 30, 2007. The note payable bears interest at 6.77% per annum and is subject to repayment, including accrued interest, based upon the following schedule:

Twelve Months Ending September 30,
2009	$—
2010	333,000
2011	633,822

$966,822

As of September 30, 2008, the Company had approximately $0.3 million in due to affiliates, which consists of amounts due from Casie Group to a joint venture, Advanced Catalyst Recycling LLC (“ACR), in which it owns a non-controlling 50% interest. The $0.3 million includes a $0.2 million advance received by the Casie Group from ACR to provide working capital to Casie Group for work done on behalf of the joint venture, and $0.1 million of payables due from Casie Group to ACR for cash received by Casie Group from customers of ACR. ACR was organized for the purpose of identifying and providing recycling opportunities in the market for spent metal catalysts and is accounted for as an equity investment.
NOTE 12 — Income Taxes
For the three and nine months ended September 30, 2008 the Company recognized an income tax benefit of $47,081 and $462,923, respectively, based upon an effective tax rate of 37.5%. The Company’s deferred income tax liabilities decreased by approximately $54,000 from December 31, 2007 to September 30, 2008, with no material change to the deferred tax assets. The Company recognized an income tax provision of $569,116 and $1,260,289 for the three and nine months ended September 30, 2007, respectively, which was based upon an effective tax rate of approximately 43.5%. The decrease in the Company’s effective tax rate from 43.5 % for the three and nine months ended September 30, 2007, to 37.5% for the three and nine months ended September 30, 2008, is primarily the result of non-deductible expenses and the Company also adjusted the income tax benefit for the three-month period ended September 30, 2008 because of final provision-to-return adjustments that resulted from an overaccrual of income tax expense in 2007.
NOTE 13 — Commitments and Contingencies
Collective Bargaining Agreements
At December 31, 2007, Juda had collective bargaining agreements and contracts with two national unions. The collective bargaining agreement with one of the unions expired in May of 2008 and was not renewed. The remaining union agreement outstanding as of September 30, 2008, expires in June of 2009. As of September 30, 2008, Juda had one employee that was covered under the remaining agreement. Expenses incurred under these collective bargaining agreements were approximately $60,000 and $1,346,000 for the nine months ended September 30, 2008 and 2007, respectively, and $15,000 and $570,000 for the three months ended September 30, 2008 and 2007, respectively.
Leases
The Company leases facilities, vehicles, and operating equipment under certain non-cancelable operating leases that expire beginning in October 2008 through December 2012.
Minimum future lease payments are as follows:

Twelve months ending September 30,
2009	$1,324,005
2010	1,181,458
2011	590,170
2012	422,258
2013	337,219
Thereafter	55,069

$3,910,179

The Company incurred rent expense of approximately $967,622 and $373,131 for the nine months ended September 30, 2008 and 2007, respectively, and $274,455 and $182,131 for the three months ended September 30, 2008 and 2007, respectively.
Government Regulation, State and Local Compliance
The Company is subject to extensive and evolving federal, state and local environmental, health, safety and transportation laws and regulation. These laws and regulations are administered by the Environmental Protection Agency and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. The Company maintains various licenses and permits with these agencies that are subject to periodic renewal, and without these licenses and permits, the Company’s operations would be materially affected. At March 30, 2007, the Casie Group was not in compliance with various state and local requirements which they were in the process of remediating and for which a $624,300 liability was recorded as part of the opening balance sheet. As of September 30, 2008, the Company believes it has substantially remediated all prior deficiencies and is in good standing with all state and local jurisdictions.
Employment Agreements
The Company has entered into employment agreements with several of its key executives, officers, and employees, as well as consulting agreements with third parties. These agreements provide for approximately $2,235,800 in aggregate annual compensation and various additional bonuses based upon specific criteria payable in both cash and shares of common stock. The term of the employment agreements vary depending on the individual, the longest of which expire in June of 2013. These agreements include employment contracts with the Company’s chief executive officer and chief financial officer for five-year terms, which were entered into on June 1, 2008. Payments under certain of these employment agreements are subject to acceleration clauses and termination provisions in the event of a change in control of the Company or termination without cause as defined by the agreements.
Remaining minimum future payments to key executives, officers, and employees are as follows:

Twelve Months Ending September 30,
2009	2,060,325
2010	1,871,300
2011	1,212,420
2012	687,673
2013	437,582

$6,269,300

NOTE 14 — Litigation
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
Subsequent to the asset purchase of Soil Disposal, the former employer of the Soil Disposal sales representatives (the “Plaintiff”) filed a complaint against Pure Earth, PEI Disposal Group, Soil Disposal, the Soil Disposal sales representatives individually, the chief financial officer of Pure Earth personally, and other named parties (collectively the “Defendants”). The complaint alleges, among other things, that the Defendants breached certain covenants not to compete and a non-solicitation covenant with respect to customers and employees of the Plaintiff. The complaint also claims that Pure Earth interfered with contractual relations of the Plaintiff and aided and abetted the Soil Disposal sales representatives’ breach of certain fiduciary duties to the Plaintiff, unfair competition by the Defendants, and misappropriation of trade secrets and confidential information. The Plaintiffs also applied for a temporary restraining order (“TRO”) to prevent the consummation of the transaction and restrict the subsequent business activities of the Defendants. At the TRO hearing held in December of 2007, the Defendants were successful in having the TRO dismissed. Through October 29, 2008, the Company has incurred approximately $317,000 of legal costs in defending all Defendants against these allegations.

On April 17, 2006, a lawsuit was filed in the state of New Jersey, whereby Whitney was named as the defendant relating to an alleged breach of a lease agreement. Juda and the former owners of Whitney and Juda were named in the suit as co-defendants. The plaintiff alleges that Juda misrepresented its credit worthiness and was unjustly enriched by its use of the leased premises. The plaintiff is seeking damages in excess of $1 million dollars for unpaid rent and other claims. The case is currently in discovery. Juda and the Company believe that they have meritorious defenses and intend to contest the case vigorously. In addition, the former owners of Juda and Whitney have agreed to indemnify the Company for any such potential liabilities relating to the lawsuit, pursuant to the terms of the purchase agreements between the parties dated January 20, 2006. Accordingly, the Company has not recorded any accrual relating to this matter as of September 30, 2008 or December 31, 2007.
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
Other Legal Matters
During the year ended December 31, 2007, the Company, Juda and the former owners of Juda were named as co-defendants in a lawsuit relating to the pension liability of union truckers. On January 10, 2008, this case was settled in the US District Court for $650,000, payable over a two year period. All defendants are jointly and severally liable for payment of the suit amount. The former owners of Juda (the “Indemnitors”) have agreed to reimburse Pure Earth for any costs and liabilities incurred as a result of this litigation as well as agreeing to indemnify and hold harmless Pure Earth from and against any claims, suits, causes of action or losses. The Company and the former owners of Juda agreed to settle this liability as follows: i) $250,000 payable upon execution of the settlement agreement, and ii) two consecutive payments of $200,000 each, plus accrued interest, due on or before December 10, 2008 and 2009, respectively. To facilitate this settlement, Pure Earth has posted a $400,000 letter of credit to serve as a credit enhancement. Pursuant to a Reimbursement and Indemnity Agreement with the Indemnitors, Pure Earth has the right to offset any amounts owed to the Indemnitors against salary compensation or annual bonuses, which they would otherwise be due from the Company. Pure Earth also required that the Indemnitors pledge 150,000 shares of Pure Earth common stock as collateral for the letter of credit. The pledged shares were deposited into an escrow account that is jointly held by Pure Earth and the Indemnitors. The Company does not believe that it is probable that they will be required to make any payments relating to this contingency and therefore, at September 30, 2008, the Company has not recorded any accrual relating to this matter.
NOTE 15 — Segment Reporting
During the three and nine months ended September 30, 2008, the Company and management have organized its operations into five reportable business segments: Transportation and Disposal, Materials, Environmental Services, Treatment and Recycling and Concrete Fibers. During the three and nine months ended September 30, 2007, the Company and management organized its operations into four reportable business segments: Transportation and Disposal, Materials, Environmental Services, and Treatment and Recycling. Certain income and expenses not allocated to the five reportable segments and intersegment eliminations are reported under the heading “Corporate and Other”. The performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”).

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2008 is shown in the following tables:

Three months ended	Transportation		Environmental	Treatment and	Concrete	Corporate and
September 30, 2008	and Disposal	Materials	Services	Recycling	Fibers	Other (a), (b)	Total (d)
Third Party Revenues	$11,124,348	$424,462	$538,157	$6,504,446	$539,634	$—	$19,131,047
Intercompany Revenues (b)	—	228,414	—	461,206	—	(689,620)	—

Total Revenues	11,124,348	652,876	538,157	6,965,652	539,634	(689,620)	19,131,047

Third Party Cost of Revenues	8,003,636	966,404	478,474	5,659,401	373,164	—	15,481,079
Intercompany Cost of Revenues	664,178	—	25,581	0	—	(689,759)	—

Total Cost of Revenues	8,667,814	966,404	504,055	5,659,401	373,164	(689,759)	15,481,079

Gross Profit (Loss) Margin	2,456,534	(313,528)	34,102	1,306,251	166,470	(139)	3,649,968

Operating Expenses	1,012,326	149,364	116,661	1,018,052	200,653	745,471	3,242,527

Income (Loss) from Operations	1,444,208	(462,892)	(82,559)	288,199	(34,183)	(745,332)	407,441

Adjusted EBITDA	1,614,056	(375,531)	(63,741)	777,624	3,821	(733,819)	1,222,410

Reconciliation to Consolidated Statement of Operations:
Depreciation and Amortization (c)	169,848	87,226	18,818	440,517	38,004	11,648	766,061
Interest Expense (Income)	—	—	1,074	98,565	3,328	389,682	492,649
Income (Loss) before provision for income taxes	1,444,208	(462,757)	(83,633)	238,542	(37,511)	(1,135,149)	(36,300)

Nine months ended	Transportation		Environmental	Treatment and	Concrete	Corporate and
September 30, 2008	and Disposal	Materials	Services	Recycling	Fibers	Other (a), (b)	Total (d)
Third Party Revenues	$28,007,758	$1,215,041	$1,798,650	$19,425,781	$1,191,461	$—	$51,638,690
Intercompany Revenues (b)	305,242	1,029,456	5,239	1,344,312	—	(2,684,249)	—

Total Revenues	28,313,000	2,244,497	1,803,888	20,770,093	1,191,461	(2,684,249)	51,638,690

Third Party Cost of Revenues	19,367,703	3,044,330	1,483,349	17,072,459	933,917	—	41,901,758
Intercompany Cost of Revenues	2,489,307	11,159	130,433	53,350	—	(2,684,249)	—

Total Cost of Revenues	21,857,010	3,055,489	1,613,782	17,125,809	933,917	(2,684,249)	41,901,758

Gross Profit (Loss) Margin	6,455,990	(810,992)	190,107	3,644,283	257,544	—	9,736,932

Operating Expenses	2,451,521	488,249	341,787	3,340,510	394,294	2,624,316	9,640,677

Income (Loss) from Operations	4,004,469	(1,299,241)	(151,680)	303,773	(136,750)	(2,624,316)	96,255

Adjusted EBITDA	4,538,850	(1,036,794)	(97,786)	1,773,720	(36,364)	(2,591,051)	2,550,575

Reconciliation to Consolidated Statement of Operations:
Depreciation and Amortization (c)	534,381	262,447	53,894	1,308,286	100,386	33,265	2,292,659
Interest Expense (Income)	—	—	4,560	314,423	5,716	971,545	1,296,244
Income (Loss) before provision for income taxes	4,004,469	(1,299,241)	(156,240)	151,011	(142,466)	(3,595,861)	(1,038,244)

Capital Expenditures (e)	$3,294	$94,649	$349,123	$654,422	$52,353	$51,360	$1,205,200

Total Assets (d)	$15,194,920	$1,166,896	$2,032,549	$29,604,224	$2,431,013	$4,455,103	$54,884,705

Goodwill	$—	$—	$759,964	$—	$—	$—	$759,964

(a)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our four operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, and other administrative functions. It also includes eliminations of intersegment revenues and costs of sales.

(b)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(c)	Includes depreciation and amortization expense classified above as a component of cost of sales and operating expenses.

(d)	The “Consolidated Total Assets” above reflects the elimination of $5,185,376 of the Company’s investment in subsidiaries and intersegment receivables.

(e)	Includes non-cash items and assets acquired through acquisition. Capital expenditures are reported in the Company’s operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.
Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2007 is shown in the following tables:

Three months ended	Transportation		Environmental	Treatment and	Concrete	Corporate and
September 30, 2007	and Disposal	Materials	Services	Recycling	Fibers	Other (f), (g)	Total (i)
Third Party Revenues	$9,296,318	$365,684	$329,430	$5,153,395	$—	$—	$15,144,827
Intercompany Revenues (f)	2,660,463	188,513	—	1,605,844	—	(4,454,820)	—

Total Revenues	11,956,781	554,197	329,430	6,759,239	—	(4,454,820)	15,144,827

Third Party Cost of Revenues	5,644,312	655,729	329,380	4,562,075	—	—	11,191,496
Intercompany Cost of Revenues	4,446,770	8,350	—	—	—	(4,455,120)	—

Total Cost of Revenues	10,091,082	664,079	329,380	4,562,075	—	(4,455,120)	11,191,496

Gross Profit (Loss) Margin	1,865,699	(109,882)	50	2,197,164	—	(300)	3,953,331

Operating Expenses	777,208	71,569	16,905	883,529	—	462,798	2,212,009

Income (Loss) from Operations	1,088,491	(181,451)	(16,855)	1,313,635	—	(462,498)	1,741,322

Adjusted EBITDA	1,353,798	(112,318)	(2,353)	1,681,756	—	(457,233)	2,463,381

Reconciliation to Consolidated Statement of Operations:
Depreciation and Amortization (h)	265,308	69,133	14,502	368,121	—	5,264	722,059
Interest Expense (Income)	26,542	—	1,686	159,744	—	192,892	380,864

Income (Loss) before provision for income taxes	1,061,948	(181,451)	(18,451)	1,153,891	—	(655,479)	1,360,458

Nine months ended	Transportation		Environmental	Treatment and	Concrete	Corporate and
September 30, 2007	and Disposal	Materials	Services	Recycling	Fibers	Other (f), (g)	Total (i)
Third Party Revenues	$31,324,236	$1,451,053	$1,538,287	$9,654,155	$—	$—	$43,967,731
Intercompany Revenues (g)	7,694,889	372,850	16,000	2,843,577	—	(10,927,316)	—

Total Revenues	39,019,125	1,823,903	1,554,287	12,497,732	—	(10,927,316)	43,967,731

Third Party Cost of Revenues	22,204,340	1,707,887	1,027,282	8,849,771	—	—	33,789,279
Intercompany Cost of Revenues	10,641,160	46,189	239,987	—	—	(10,927,316)	—

Total Cost of Revenues	32,845,500	1,754,056	1,267,269	8,849,771	—	(10,927,316)	33,789,279

Gross Profit Margin	6,173,625	69,848	287,018	3,647,961	—	—	10,178,452

Operating Expenses	2,641,597	248,904	305,312	1,922,858	—	1,294,361	6,413,032

Income (Loss) from Operations	3,532,028	(179,056)	(18,294)	1,725,103	—	(1,294,361)	3,765,420

Adjusted EBITDA	4,276,705	14,621	23,294	2,444,371	—	(1,280,937)	5,477,694

Reconciliation to Consolidated Statement of Operations:
Depreciation and Amortization (h)	744,678	193,318	41,588	719,268	—	13,423	1,712,274
Interest Expense (Income)	97,819	316	7,091	325,184	—	385,650	816,059

Income (Loss) before provision for income taxes	3,434,208	(179,372)	(25,385)	1,399,920	—	(1,680,010)	2,949,361

Capital Expenditures (j)	$200,804	$93,734	$53,379	$13,656,208	$—	$42,758	$14,046,163

Total Assets (i)	$15,086,838	$1,530,427	$1,761,842	$29,406,504	$—	$1,742,865	$49,528,476

Goodwill	$—	$—	$759,964	$—	$—	$—	$759,964

(f)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our four operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, and other administrative functions. It also includes eliminations of intersegment revenues and costs of sales.

(g)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(h)	Includes depreciation and amortization expense classified above as a component of cost of revenues and operating expenses.

(i)	The “Consolidated Total Assets” above reflects the elimination of $3,612,819 of the Company’s investment in subsidiaries and intersegment receivables.

(j)	Includes non-cash items and assets acquired through acquisition. Capital expenditures are reported in the Company’s operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.
For the nine months ended September 30, 2008, the Company derived approximately $212,000 its revenue (all within the Concrete Fibers segment) from customers located outside of the United States. For the nine months ended September 30, 2007, the Company derived all of its revenues from customers located within the United States. In addition at September 30, 2008 and December 31, 2007, all of the Company’s operations and long-lived assets were located in the United States.

NOTE 16 — Subsequent Events
Lyndhurst Facility
In October 2007, the Company entered into a five-year lease for a material processing facility located in Lyndhurst, New Jersey and otherwise completed the startup of operations at this facility in December 2007. The owner of the property was required to obtain certain permits with respect to this facility by December 2008. On June 5, 2008, the facility was closed by the city resulting from the owner’s failure to obtain a certificate of occupancy and failure to maintain proper fire retardant systems. Subsequent to June 30, 2008, the owner of the property obtained the certificate of occupancy and installed proper fire retardant systems. In August of 2008, the Company resumed its operations at this facility and entered into a memorandum of understanding that serves to amend the original lease agreement and to reduce the rental rate over a two-year period beginning in October 2008. The Company is currently in the process of preparing an amended lease agreement to further memorialize the terms of the memorandum of understanding.
North Bergen Facility
Also, in October 2008, the Company terminated its lease and operating agreement for the North Bergen rock crushing facility, which it had been occupying on a month-to-month basis since the expiration of the lease agreement on July 25, 2008, while it discussed with the owner of the facility an option to renew the lease. The Company has subsequently shifted the rock crushing operations previously conducted at North Bergen to the facility in Lyndhurst, New Jersey.

Casie Group Refinancing

On November 12, 2008, Casie Group (as borrower) and Pure Earth, Inc. (as guarantor) closed on a new $8,000,000 term loan with Susquehanna Bank (“Susquehanna”), the proceeds of which are to be used for refinancing existing debt at Casie Group with the previous lender and for reimbursing the Company for capital expenditures and working capital advances made to or on behalf of Casie Group. The previous debt held by Casie Group consisted of a $2.4 million revolving line of credit and $2.9 million in various bank and equipment notes payable which carried interest rates ranging from 6.50% to 8.50% with varying maturities. The new consolidated term loan matures on November 15, 2015, is payable in 84 monthly installments and bears interest at an adjustable rate equal to 250 basis points above the one-month London interbank offered rate, which was approximately 3.91% as of November 12, 2008. This interest rate will be adjusted on the 15th of every month beginning December 15, 2008. Casie Group and the Company also entered into an $8.0 million interest rate swap agreement with Susquehanna by which they are required to pay a fixed rate of interest at 6.10% to Susquehanna over a 7 year term corresponding to the loan term, in exchange for the payment by Susquehanna to Casie Group and the Company of adjustable rate payments based on 1 month LIBOR, plus 250 basis points. Entering into this swap agreement effectively converts the adjustable rate loan into a fixed rate loan at 6.10%. The loan is collateralized by the mortgaged properties and equipment held by Casie Group, excluding accounts receivable, inventory and three pieces of excluded equipment.

The consolidated term loan contains a financial covenant which requires Pure Earth, Inc. as the guarantor to maintain a maximum leverage ratio of 4.0 to 1.0, measured annually at the end of each fiscal year commencing on December 31, 2009. In addition, the Company is required to provide annual financial statement and other financial information as requested by the lender, as well as quarterly environmental reports for compliance purposes. The Company was also required to establish a reserve account from the loan proceeds in the amount of $720,000 to be held by Susquehanna for the purposes of paying the first six months of principal and interest payments.

Amendment of the Revolving Line of Credit

Effective on October 21, 2008, and in connection with the Company’s senior lender approval of the Casie Group refinancing, the Company also entered into an amendment of Pure Earth, Inc.’s $7.5 million revolving line of credit with its senior lender. Following the closing of Casie Group’s refinancing and pending satisfactory audits by the senior lender, Casie Group along with certain of the Company’s other subsidiaries will become borrowers under this revolving line of credit, and the accounts receivable and inventory of these entities will become collateral and, to the extent eligible, part of the available borrowing base. Other provisions of this amendment include the following:

a.	The net proceeds totaling approximately $1.8 million from the Casie Group refinancing, after the repayment of the existing Casie Group debt, the establishment of the $720,000 reserve (described above) and the payment of transaction fees, shall be applied to the outstanding indebtedness under the revolving line of credit (described above).

b.	The rate of interest under a floating rate borrowing has been changed to mean the greater of 5.0% or the senior lender’s prime rate, plus 2.75%, and or the rate of interest to be charged under a LIBOR Advance shall be equal to the LIBOR rate, as specified in the credit agreement, plus 3.00%.

c.	The Company shall issue to its senior lender a warrant to purchase up to 50,000 shares of its unregistered common stock of at an exercise price of $1.50 per share, upon other terms subject to negotiation.

d.	The Company shall pay to its senior lender a fee of $125,000 as compensation for this amendment and past amendments of the revolving line of credit agreement.

e.	The capping of loan availability on two of the Company’s concentration accounts along with additional and revised financial covenants will be determined after future negotiations between the Company and its senior lender.

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
Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to:
•	industry competition, conditions, performance and consolidation;

•	our ability to grow our business through the formation and acquisition of complementary businesses;

•	our ability to integrate the companies, assets and operations we have previously acquired;

•	legislative and regulatory developments;

•	weather conditions, including extremely harsh weather or natural disasters which may cause us to temporarily cease some or all of operations;

•	the effects of adverse general economic conditions, both within the United States and globally; and

•	other factors described in “Item 1A. Risk Factors” of our Registration Statement on Form 10/A (File No. 0-53287), as filed with the SEC on November 4, 2008 (the “Registration Statement”), or in our other filings made with the SEC.
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
We operate in the following five reportable business segments, which serve as strategic business units through which our operations are generally organized:
•	Transportation and Disposal — We provide transportation and disposal services for excavated clean and contaminated soils from urban construction projects in the mid-Atlantic region and the New York metropolitan area.

•	Treatment and Recycling — We remove, process, treat, recycle and dispose of residual waste from a variety of different industrial and commercial sources, targeting customers along the U.S. eastern seaboard. We also plan to recycle waste products with high BTU value into alternative fuels for consumers and other end users.

•	Environmental Services — We provide a wide range of environmental consulting and related specialty services, including:
•	environmental investigation, consulting and engineering services to commercial and residential customers;

•	environmental well drilling for commercial customers located primarily in Connecticut and New York;

•	disposal of regulated medical waste for hospitals, nursing homes and doctors offices; and

•	locating and acquiring Brownfield sites for subsequent development, restoration and potential resale, using capping material from our existing facilities or directly from our customer base.
•	Materials — We produce and sell recycled construction materials for a variety of construction and other applications, including crushed stone and recycled aggregate. Our construction materials are produced to meet all prevailing specifications for their use.

•	Concrete Fibers — Concrete Fibers is our newest segment, which was created with our acquisition of Nycon effective April 2008. We recycle used carpet fibers into environmentally sustainable, or “green,” fiber material. We also repack and distribute various other fibers as additives to concrete products.

We generate revenues and cash in each of our segments as follows:
•	Transportation and Disposal — Revenues and cash are derived generally from fees charged to our customers for the collection, transportation and disposal of contaminated and clean soils from urban construction projects in the mid-Atlantic region and the New York metropolitan area.
•	Treatment and Recycling — Our revenues and cash are earned primarily through the following channels:
•	fees earned as a disposal facility for treatment by thermal desorption of contaminated soils; and

•	performing environmental services, such as oil salvaging, decontamination, wastewater cleanup, laboratory analysis and environmental consulting.
•	Environmental Services — We generate revenues from fees charged for our environmental consulting and related specialty services, including well-drilling and the disposal of medical waste. We have recently acquired our first Brownfield site and plan to take steps to cap this property with soils from our Transportation and Disposal segment. We estimate that we will begin generating revenues from our Brownfield operations in the second quarter or third of 2009.

•	Materials — Revenues and cash are generated by charging fees to customers for the removal of construction materials, such as rock and aggregate, from jobsites. These fees are based upon the quantity and weight of material removed and the distance of the jobsite from one of our facilities. We then process the material at our rock crushing facilities into various crushed stone products, which are then resold to customers for use in other construction projects. We sell our crushed stone products by weight and at a unit price that varies depending on the product type. Our Materials revenues are primarily dependent upon the high level of construction services in and around New York City and the New York-New Jersey-Connecticut tri-state area, as well as the demand for crushed stone products used in those construction projects.

•	Concrete Fibers — We generate revenues and cash through the sale of packaged concrete fibers to construction companies, concrete manufacturers and wholesalers. The price at which we sell these fibers is determined based upon the type of fiber, the quantity of the order and the pricing of our competitors for similar products. Our Concrete Fibers revenues are largely dependent upon the demand from the commercial and residential construction industries and prices set by the large companies that purchase our concrete fiber output. Also, this segment’s ability to generate revenue depends upon our ability to negotiate favorable sales agreements with these companies and our ability to manage the costs of obtaining raw materials and selling our concrete fiber products.
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

Critical Accounting Policies and Estimates
In preparing our consolidated and condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses. We make these estimates and assumptions because certain information that we use is dependent upon future events, cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies. In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment. Actual results could differ from the estimates and assumptions that we use in the preparation of our consolidated and condensed consolidated financial statements. There have not been any significant changes to our critical accounting policies discussed under “Item 2. Financial Information -“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Post Effective Amendment No. 2 on Form 10/A as filed with the Securities and Exchange Commission on November 4, 2008.
Results of Operations — Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Three Months Ended September 30,
(in thousands, except share and per share data)	2008	2007
	(unaudited)	(unaudited)
Revenues	$19,131	$15,145
Cost of revenues	15,481	11,192

Gross profit	3,650	3,953

Operating expenses:
Salaries and related expenses	1,591	1,044
Occupancy and other office expenses	226	187
Professional fees	359	291
Other operating expenses	566	408
Insurance	357	259
Depreciation and amortization	145	48
(Gain) on sale of equipment	(1)	(25)

Total operating expenses	3,243	2,212

Income from operations	407	1,741
Interest expense, net	(492)	(381)
Other income	49	—

Income (loss) before provision for (benefit from) income taxes	(36)	1,360
Provision for (benefit from) income taxes	(47)	569

Net income (loss)	11	791
Less preferred stock dividends	—	—

Income (loss) available for common stockholders	$11	$791

Income (loss) available for common stockholders per share (basic)	$0.00	$0.05

Income (loss) available for common stockholders per share (diluted)	$0.00	$0.05

Weighted average shares of common stock outstanding during the period (basic)	17,621,799	16,700,022
Weighted average shares of common stock outstanding during the period (diluted)	18,388,914	17,188,911
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$1,223	$2,463

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
The following table presents a reconciliation of net income (loss), which is our most directly comparable GAAP operating performance measure, to EBITDA for the three months ended September 30, 2008 and September 30, 2007:

	Three Months Ended
	September 30,
(in thousands)	2008	2007
	(unaudited)	(unaudited)
EBITDA	$1,223	$2,463
Depreciation and amortization, including $645 and $624 of depreciation and amortization classified as a component of cost of revenues	766	722
Interest expense, net	493	381
Provision for (benefit from) income taxes	(47)	569

Net income	$11	$791

Revenues
The following table sets forth information regarding our revenues, excluding intercompany revenues, by segment for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
		% of		% of
(unaudited) (in thousands, except percentages)	Amount	Revenues	Amount	Revenues
Transportation and Disposal	$11,124	58%	$9,296	61%
Treatment and Recycling	6,504	34%	5,153	34%
Environmental Services	538	3%	330	2%
Materials	425	2%	366	3%
Concrete Fibers	540	3%	—	—

Total	$19,131	100%	$15,145	100%

Revenues increased by $4.0 million, or 26%, from $15.1 million for the three months ended September 30, 2007 to $19.1 million for the three months ended September 30, 2008. The revenue increase in the third quarter of 2008 is primarily attributable to a $1.8 million increase in revenues from the Transportation and Disposal segment, an increase of $1.4 million in revenues from Treatment and Recycling, and the startup of the Concrete Fibers segment which contributed $0.5 million for the three months ended September 30, 2008. Our revenues from the Environmental Services and Materials segments increased by $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2008 as compared to the prior year. The operating results for the third quarter of 2008 also include $4.1 million of revenue attributable to the addition of PEI Disposal Group, which began operations in December of 2007 with an asset purchase from Soil Disposal Group, Inc. and therefore, was not present in the third quarter of 2007. In the second quarter of 2008, we hired two additional senior level sales and marketing personnel to coordinate, upgrade and penetrate larger Fortune 500 accounts on a national level for the Transportation and Disposal and Treatment and Recycling segments.

Revenues from our Transportation and Disposal segment increased by $1.8 million, or 20%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Revenues in both periods were driven largely by the demand for our Transportation and Disposal services in the New York metropolitan area. We derived 44% and 93% of our Transportation and Disposal revenues for the three months ended September 30, 2008 and 2007 from three large customers. During the three months ended September 30, 2007, we had a significant transportation and disposal job in New York City that did not recur in the same period in 2008, however this was offset by an additional $4.1 million of revenue derived from the addition of PEI Disposal Group for the three months ended September 30, 2008. Revenues from the Transportation and Disposal segment are highly dependent upon the market for construction and rehabilitation projects in the New York City metropolitan area, which we believe will continue to be strong over the next several years and provide a steady stream of business. The addition of PEI Disposal Group in December 2007 provides additional experienced salespeople and is important in broadening the customer base to continue to support growth in this segment.
Revenues from the Treatment and Recycling segment for the three months ended September 30, 2008, increased by $1.4 million, or 26%, as compared to the three months ended September 30, 2007. The increase in revenues reflects a strong market in the third quarter of 2008 for our services as a recycling and disposal services provider in the contaminated soil and recycled oil sectors. During the third quarter of 2008, we had one customer which contributed approximately $1.4 million in revenues. We are currently in the process of obtaining additional permits that will allow us to increase the capacity and volume of clean and contaminated soils that can be processed and treated. In addition, we continue to explore opportunities in the market for spent metal catalysts through our joint venture interest in Advanced Catalyst Recycling, Inc. (“ACR). ACR is a joint venture between a third party, Advanced Recycling Technology, Inc., or ARTI, and Casie. We have entered into this joint venture with ARTI to identify and enter into recycling opportunities in the market for spent metal catalysts and to develop and market recycling solutions to the generators of those catalysts.
An increase of approximately $0.2 million in our Environmental Services segment for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is the result of an increase in disposal revenues associated with this segment. In 2008, we expanded our consulting services by offering the brokering of the disposal of waste, which contributed approximately $0.2 million in revenues for the three months ended September 30, 2008. In addition, we also purchased a Brownfield location in central Connecticut in January 2008, which will provide an additional disposal site for our excavated soils over the next four to five years. We anticipate that this site will begin generating revenues in the second or third quarter of 2009.
Revenues from the Materials segment also increased by approximately $0.1 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The Materials segment results overall were positively affected by the leasing and operation of an additional rock crushing facility in Lyndhurst, New Jersey, which contributed approximately $0.1 million of revenues for the three months ended September 30, 2008. In May 2008, we leased new equipment at a cost of approximately $1.8 million at these facilities, which we expect will contribute to increasing our ability to recycle additional volumes of material. In June 2008, we encountered a temporary disruption in the operations of our Lyndhurst processing facility because the owner of the facility failed to obtain a certificate of occupancy and maintain proper fire retardant systems. As a result of this disruption, we experienced a decrease in Materials revenue in the second and third quarter of 2008, and we expect this decrease to continue for the remainder of 2008. Currently, the owner of the Lyndhurst property has obtained the certificate of occupancy and installed the requisite fire retardant systems, and we have entered into a memorandum of understanding that serves to amend the original lease agreement and to reduce the rental rate over a two-year period beginning in October 2008. We are currently in the process of preparing an amended lease agreement to further memorialize the terms of the memorandum of understanding.
Also, in October 2008, we terminated our lease and operating agreement for the North Bergen rock crushing facility, which we had been occupying on a month-to-month basis since the expiration of the lease agreement on July 25, 2008, while we discussed with the owner of the facility an option to renew the lease. We expect that the termination of this lease and operating agreement will have a positive impact on our Materials segment results because we will no longer be required to first offer the owner of the facility a fixed price for our rock and aggregate products. We believe that we will now be able to sell these products at higher prices to other customers, which will result in higher revenues on a per ton basis.

The Concrete Fibers segment produced revenues of $0.5 million for the three months ended September 30, 2008. We commenced operations in our Concrete Fibers segment on April 1, 2008 with the acquisition of Nycon, Inc. Revenue for the Concrete Fibers segment during the third quarter of 2008 is reflective of our efforts to generate sales through existing customer contacts and to renew relationships with former customers, however, our revenues have been negatively impacted by the current economic environment and falling demand within the construction industry. We anticipate that revenues for the Concrete Fibers segment will remain consistent with third quarter results during the remainder of fiscal year 2008. In connection with the Nycon acquisition, we introduced the Nycon-G™ fiber, an eco-friendly reinforcing fiber manufactured from post-consumer carpet waste and developed under the patented process covered by the licensing agreement with the patent holder. We believe that Nycon-G™ is the only concrete reinforcing fiber currently on the market that has minimal or no negative impact on the environment and that offering this product to the marketplace will allow us to establish or enhance existing relationships with large concrete manufacturers.
The table above does not reflect intercompany revenues of approximately $0.7 million and $4.5 million for the three months ended September 30, 2008 and 2007, respectively, which revenues were eliminated from our condensed consolidated statements of operations. Intercompany revenues primarily consist of services that one reporting segment provides to support its internal operations or that of another segment. We generally reflect these services at their current market value when rendered.
Cost of Revenues
The following table sets forth information regarding our cost of revenues, excluding intercompany costs, by segment for the three months ended September 30, 2008 and 2007.

	Cost of Revenues — By Segment
	Three Months Ended September 30,
	2008		2007
		% of		% of
(unaudited) (in thousands)	Amount	Revenues	Amount	Revenues
Transportation and Disposal	$8,004	42%	$5,645	37%
Treatment and Recycling	5,659	30%	4,562	30%
Environmental Services	479	3%	329	2%
Materials	966	5%	656	4%
Concrete Fibers	373	2%	—	—

Total	$15,481	82%	$11,192	73%

Cost of revenues increased by approximately $4.3 million, from $11.2 million for the three months ended September 30, 2007 to $15.5 million for the three months ended September 30, 2008. This increase results primarily from an increase in the total volume of material processed by the Transportation and Disposal and Treatment and Recycling segments from period to period. We also incurred additional costs of revenues in the Materials segment of $0.3 million primarily resulting from additional costs incurred in connection with the start-up of a rock crushing facility in Lyndhurst, New Jersey and increased revenues. Cost of revenues in our Environmental Services segment also increased by $0.2 million as a result of increased sales volume. Our overall cost of revenues as a percentage of revenues was 81% for the three months ended September 30, 2008 and 74% for the three months ended September 30, 2007, which reflects smaller gross margins within our Transportation and Disposal and Treatment and Recycling segments due to economic conditions and increased competition. During the remainder of 2008 and into 2009, we plan to decrease cost of revenues and improve our gross margins by:
•	growing our Transportation and Disposal segment and increasing the number of disposal outlets accessible to us that are located closer to customer job sites, which would decrease our transportation costs and provide alternative disposal options to landfills;

•	identifying a new transfer station, which we believe will reduce our subcontractor costs by allowing us to use non-union subcontractors (instead of using more expensive union subcontractors) to collect soils from this transfer station to the final disposal outlet;

•	increasing the number of Brownfield properties that we own, operate or control, which could reduce our disposal costs by allowing us to use clean and contaminated soils from our Transportation and Disposal customers in our Brownfield projects, instead of disposing them in a third party facility; and

•	decreasing our direct costs within the Treatment and Recycling segment through cost-cutting initiatives including decreasing personnel costs.
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
Operating Expenses
Our operating expenses include:
•	salaries and related expenses (other than direct labor costs and union benefits described above);

•	occupancy and other office expenses;

•	professional fees;

•	insurance;

•	depreciation and amortization (other than amounts included as a component of cost of revenues as described above);

•	impairment of idle machinery;

•	gain recognized on our sale of certain equipment; and

•	other miscellaneous operating expenses.
The following table summarizes the primary components of our operating expenses for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Period to Period Change
(unaudited) (in thousands, except percentages)	2008	2007	Amount	Percentage
Salaries and related expenses	$1,591	$1,044	$547	52%
Occupancy and other office expenses	226	187	39	20%
Professional fees	359	291	68	23%
Other operating expenses	566	408	158	39%
Insurance	357	259	98	38%
Depreciation and amortization	145	48	97	202%
Gain on sale of equipment	(1)	(25)	24	96%

Total operating expenses	$3,243	$2,212	$1,031	47%

Salaries and related expenses represented approximately 49% of our total operating expenses for the three months ended September 30, 2008 and were driven primarily by our overall headcount and compensation structure. Our costs associated with salaries and other office expenses increased by $0.6 million, or 52%, which is due to additional salary expense for administrative, accounting and sales personnel, as well as the addition of $0.1 million in expenses relating to salaries in the third quarter of 2008 in connection with our acquisition of Nycon, Inc.

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
Occupancy and other office expenses represent our costs associated with the rental of our office space and other facilities, temporary labor, dues and subscriptions, postage and other office expenses. Rent includes the cost of leasing our principal executive offices in Trevose, Pennsylvania and additional properties and facilities in New York, New Jersey, Rhode Island and Connecticut to support our operations. Occupancy and other office expenses increased by $38,000, or 20%, from the third quarter of 2007 as compared to the third quarter of 2008, which is primarily attributable to additional office locations for PEI Disposal Group and New Nycon, which added additional rental expenses as well as additional expenses incurred in relation to the PE Materials offices in Lyndhurst. We anticipate incurring additional costs associated with the leasing of new facilities as we grow geographically and acquire additional facilities at those locations. As a result, we expect our rent and related expenses to also increase in future periods.
In the third quarter of 2007 and 2008, our professional fees consisted primarily of:
•	consulting fees paid for sales, consulting and marketing assistance, which were eliminated as of September 2007;

•	audit and accounting fees related to the audit of our consolidated financial statements;

•	legal costs associated with litigation;

•	legal and other related costs associated with the preparation and filing of the Registration Statement with the SEC and becoming a reporting company on August 19, 2008;

•	legal and other fees incurred in connection with our acquisitions; and

•	fees paid to third parties and regulatory agencies to monitor safety and compliance with respect to certain of our operations.
Our professional fees increased by $68,000, or 23%, for the quarter ended September 30, 2008 as compared to the third quarter of 2007, which is result of additional audit fees associated with quarterly reviews, and legal and other associated costs incurred in relation to the preparation and filing of the Registration Statement with the SEC and becoming a reporting company. For the rest of 2008 and likely into 2009, we anticipate that our legal, auditing, accounting and other professional fees will increase substantially as we are now an SEC reporting company. We will incur additional accounting and professional fees in order to comply with the Sarbanes-Oxley Act of 2002 (“Sox”), including the requirement to implement and maintain disclosure controls and procedures and internal control over financial reporting, and to have our auditors issue an audit report on our assessment of our internal control over financial reporting. As we continue to grow by acquisition, the amount of legal and other professional fees for each transaction will increase as a result of our status as an SEC reporting company subject to SOX.
We maintain various policies for workers’ compensation, health, disability, umbrella, pollution, product liability, general commercial liability, title and director’s and officer’s liability insurance. Our insurance costs increased by approximately $98,000, or 38%, for the three months ended September 30, 2008 as compared to the corresponding period in 2007, primarily as a result of the growth of the Company. We renegotiated our insurance coverage company-wide in August 2008, which we expect to decrease our future insurance premiums by approximately $0.3 million going forward for the next twelve months. However, we believe that these cost savings will be offset, in whole or in part, by the increased cost of director’s and officer’s liability insurance coverage as we have now become a public reporting company.

Other operating expenses consist of general and administrative costs such as travel and entertainment, bank service fees, advertising and other office and miscellaneous expenses. Other operating expenses increased by approximately $158,000, or 39%, in the third quarter of 2008 as compared to the third quarter of 2007. This increase was primarily attributable to the startup of New Nycon and PEI Disposal Group, which contributed additional of operating expenses for the three months ended September 30, 2008, as well as our overall growth and increased overhead costs. We anticipate that in future periods, other operating expenses will continue to grow on a basis comparable to our increase in revenues.
Income (Loss) from Operations
The following table sets forth our income (loss) from operations by reportable segment for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Period to Period Change
(unaudited) (in thousands, except percentages)	2008	2007	Amount	Percentage
Transportation and Disposal	$1,444	$1,088	$356	33%
Treatment and Recycling	288	1,314	(1,026)	(78)%
Environmental Services	(83)	(17)	(66)	(388)%
Materials	(463)	(181)	(282)	(156)%
Concrete Fibers	(34)	—	(34)	*
Corporate and Other	(745)	(463)	(282)	(61%)

Total	$407	$1,741	$(1,334)	(77%)

*	Not meaningful.
The decrease in income from operations reflects a 33% increase in the Transportation and Disposal segment, offset by a decrease of 78% in the Treatment and Recycling segment, and decreases in the Environmental Services and Materials segments. The Concrete Fibers segment began operations on April 1, 2008 and thus was not present during the three months ended September 30, 2007. This segment contributed a loss of $34,000 in the third quarter of 2008.
The increase in income from operations within the Transportation and Disposal segment is due in large part to an increase in the overall Transportation and Disposal revenues of approximately $1.9 million offset by an increase in the gross profit margin from 16% for the three months ended September 30, 2007 to 22% for the three months ended September 30, 2008. This increase in gross profit margin is due primarily to the implementation of a revised pricing strategy with our customers, which allows us to use a combined pricing approach with higher average prices as compared to separate pricing for each disposal outlet. In December 2007, we also formed a new company, PEI Disposal Group, which operates in the Transportation and Disposal segment and which contributed approximately $0.4 million of income from operations for the three months ended September 30, 2008. Our loss from operations at Juda, which is a trucking company within the Transportation and Disposal segment, also decreased for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, as a result of our strategic change in operations to outsource the trucking costs of our disposal operations instead of using our owned and operated vehicles.
Loss from operations within the Environmental Services segment was approximately $83,000 for the three months ended September 30, 2008 as compared to income of approximately $17,000 for the three months ended September 30, 2007. The loss from operations during the third quarter of 2008 was primarily attributable to a lack of new business resulting from the continued development of our environmental services marketing team. We expect that our operating results for the Environmental Services segment will begin to improve in the fourth quarter of 2008 with the growth of transportation and disposal brokerage services. We also expect to commence operations at our initial Brownfield property in the second or third quarter of 2009.

Loss from operations attributed to the Materials segment increased to approximately $0.5 million for the three months ended September 30, 2008, from a loss from operations of approximately $0.2 for the three months ended September 30, 2007. The loss from operations in this segment resulted primarily from losses incurred during the start-up of our rock crushing facility in Lyndhurst, New Jersey during the three months ended September 30, 2008, coupled with low gross margins on sales of our rock products to a large customer. We incurred additional costs at the Lyndhurst facility as a result of the property owner’s failure to comply with certain occupancy requirements and fire codes. We expect to improve upon the Materials segment results beginning in the first quarter of 2009 as we obtained a new rock crusher that was installed at the Lyndhurst location after having resumed operations at that site. We believe that the demand for recycled stone products remains high and is expected to remain so for the remainder of 2008 and into 2009.
In October 2008, we terminated our lease agreement for the North Bergen rock crushing facility, which we had been occupying on a month-to-month basis while we discussed with the lessor the option of renewing the lease, which had expired on July 25, 2008. We anticipate that the termination of the North Bergen lease and operating agreement will have a positive impact on our Materials segment because we will no longer be required to first offer the owner of the facility a fixed price for our rock and aggregate products. We believe that we will now be able to sell these products at higher prices to other customers, which will result in higher revenues on a per ton basis.
For the three months ended September 30, 2008, the Treatment and Recycling segment had income from operations of approximately $0.3 million as compared to income from operations of approximately $1.3 million for the three months ended September 30, 2007. The decrease in operating results for the third quarter of 2008 is primarily due to decreased revenue per ton in our soil treatment operations coupled with increased transportation and disposal costs, along with higher operating expenses. We expect that as the volume of incoming materials increases and through the strategic targeting of specific customers and jobs, our income from operations attributable to the Treatment and Recycling segment will also improve. In addition, we also undertook additional steps to attempt to improve our operating costs through the hiring of a new vice president of operations to oversee our oil salvaging, decontamination and wastewater cleanup operations.
Prior to March 30, 2007, the date of acquisition, Casie Group had net losses of $3.8 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively, which as a result required us to contribute to Casie Group an aggregate of $4.5 million of working capital upon acquisition pursuant to the terms of the stock purchase agreement. Subsequent to the date of acquisition, as of September 30, 2008, we have advanced approximately $4.3 million of additional funds to Casie Group, which were used to purchase additional equipment for in operations, to repair existing equipment and machinery and for general working capital purposes. We anticipate that, until this segment begins to generate a positive operating cash flow, we will need to continue to provide working capital necessary to fund this segment’s ongoing operations. We estimate that these operations will begin to generate positive operating cash flow in 2009.
The loss from operations attributed to the Corporate and Other segment increased by approximately $0.3 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase in loss from operations is due to increased operating expenses at our corporate headquarters resulting primarily from:
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

Interest Income and Expense
Interest expense, net of interest income earned on our short-term deposits of excess operating cash, was $0.5 million and approximately $0.4 million for the three months ended September 30, 2008 and 2007, respectively. The increase in interest expense is due to:
•	approximately $0.3 million of additional interest expense incurred in relation to our Series B preferred stock offering and related amortization of deferred financing costs, offset by

•	a decrease in interest expense incurred on our revolving line of credit as a result of decreased borrowings during the third quarter of 2008, coupled with a decline in the interest rate under that line of credit from 8.25% at September 30, 2007 to 4.75% at September 30, 2008.
We anticipate that the annual interest cost associated with our Series B preferred stock will be approximately $0.9 million. The interest expense incurred in relation to our revolving lines of credit will fluctuate based upon our working capital requirements from the Transportation and Disposal segment and Materials segment, as well as changes in the prevailing interest rates.
Effective October 21, 2008, we entered into an amendment of our revolving line of credit (described more fully in Item 5. Other Information) which among other things, increased our interest rate from 0.25% below the lender’s prime rate, to 275 basis points above the greater of 5% or the lender’s prime rate. Therefore, if borrowings under our revolving line of credit remain consistent with current activity, we would anticipate an increase in our interest expense. On November 12, 2008, we also completed the refinancing of our revolving line of credit and various notes payable at Casie Group into an $8.0 million, 7 year term loan with an adjustable rate of interest (described more fully in Item 5. Other Information. We also entered into an $8.0 million interest rate swap agreement which effectively converts this adjustable rate of interest into a fixed rate of 6.10% for the 7 year term of the loan. As a result of this refinancing, we would also expect that our annual interest expense relating to Casie Group will increase by approximately $0.1 million.
Other Income
Other income for the three months ended September 30, 2008 was approximately $49,000 as compared to zero for the three months ended September 30, 2007. This increase in other income for the three months ended September 30, 2008, is due primarily to income derived from the operations of our joint venture, ACR, within the Treatment and Recycling segment. ACR is engaged in the exploration of opportunities in the market for recycling spent metal catalysts.
Provision for (Benefit From) Income Taxes
For the three months ended September 30, 2007, we recognized a provision for income taxes of approximately $0.6 million, while for the three months ended September 30, 2008, we recognized a benefit from income taxes of approximately $0.1 million. This period-to-period change was primarily attributed to the decrease in our pre-tax income, as well as a decrease in our effective income tax rate, which decreased from 43.5% for the quarter ended September 30, 2007 to 37.5% for the quarter ended September 30, 2008. The decrease in the our effective tax rate is primarily the result of non-deductible expenses and we also adjusted the income tax benefit for the three-month period ended September 30, 2008 because of final provision-to-return adjustments that resulted from an overaccrual of income tax expense in 2007. We anticipate that our effective income tax rate for the full calendar year of 2008 will be approximately 37.5%.

Results of Operations — Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2008	2007
	(unaudited)	(unaudited)

Revenues	$51,639	$43,968
Cost of revenues	41,902	33,789

Gross profit	9,737	10,178

Operating expenses:
Salaries and related expenses	4,617	3,015
Occupancy and other office expenses	791	673
Professional fees	1,425	966
Other operating expenses	1,297	923
Insurance	956	731
Depreciation and amortization	400	131
Impairment of idle machinery	412	—
Gain on sale of equipment	(257)	(26)

Total operating expenses	9,641	6,413

Income from operations	96	3,765

Interest expense, net	(1,296)	(816)
Other income	162	—

(Loss) before provision for (benefit from) income taxes	(1,038)	2,949

Provision for (benefit from) income taxes	(463)	1,260

Net income (loss)	(575)	1,689
Less preferred stock dividends	(478)	—

Income (loss) available for common stockholders	$(1,053)	1,689

Income (loss) available for common stockholders per share (basic)	$(0.06)	$0.10

Income (loss) available for common stockholders per share (diluted)	$(0.06)	$0.10

Weighted average shares of common stock outstanding during the period (basic)	17,360,519	16,255,852
Weighted average shares of common stock outstanding during the period (diluted)	17,360,519	16,634,581
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$2,551	$5,478
For a discussion of our use of EBITDA, a non-GAAP financial measure, in the table above, see “ — Results of Operations — Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.” The use of EBITDA as a measure of our operating performance has limitations and should not be considered in isolation from or as an alternative to GAAP operating measures such as net income (loss) and income from operations, or as a measure of profitability. The following table sets forth the reconciliation of EBITDA to net income (loss), our most directly comparable operating performance measure presented in accordance with GAAP, for each of the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
(in thousands)	2008	2007
	(unaudited)	(unaudited)
EBITDA	$2,551	$5,478
Depreciation and amortization, including $1,893 and $1,582 of depreciation and amortization classified as a component of cost of revenues	2,293	1,713
Interest expense, net	1,296	816
Provision for (benefit from) income taxes	(463)	1,260

Net income (loss)	$(575)	$1,689

Revenues
The following table sets forth information regarding our revenues by segment, excluding intercompany revenues, for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008		2007
		% of		% of
(unaudited) (in thousands, except percentages)	Amount	Revenues	Amount	Revenues
Transportation and Disposal	$28,008	54%	$31,324	71%
Treatment and Recycling	19,426	38%	9,654	22%
Environmental Services	1,799	3%	1,539	4%
Materials	1,215	2%	1,451	3%
Concrete Fibers	1,191	2%	—	—

Total	$51,639	100.0%	$43,968	100.0%

Revenues increased by $7.7 million, or 17%, from $43.9 million for the nine months ended September 30, 2007 to $51.6 million for the nine months ended September 30, 2008. Revenues for the nine months ended September 30, 2008 included $1.2 million attributed to the Concrete Fibers segment and New Nycon, and $9.6 million attributed to PEI Disposal Group, which began operations in December 2007. Our 2008 revenues also include $19.4 million of revenues for Casie Group, reflecting nine months of operating results, as compared to $9.6 million for 2007, which reflects revenues from the date of acquisition on March 30, 2007 through September 30, 2007.
Revenues in both periods were driven primarily by demand for our Transportation and Disposal services through several large customers during the nine months ended September 30, 2008 and 2007. Of our Transportation and Disposal revenues, approximately 41% for the nine months ended September 30, 2008 and 57% for the nine months ended September 30, 2007 were generated primarily through three customers each of which operate large construction projects in the New York City metropolitan area. There are several large projects available to be won in 2008 and early 2009, but we have no assurance that we will be successful in obtaining any of these future contracts. The addition of PEI Disposal Group in December 2007 contributed $9.6 million of additional revenues during the nine months ended September 30, 2008, which was offset by a decrease in revenues from our other Transportation and Disposal companies due to a large construction job that was present in 2007, but did not recur in 2008. We anticipate that PEI Disposal Group will contribute increasing revenues as its business matures. Overall, we believe that the market for rehabilitation and construction projects in this area is and will continue to be strong for the next several years.
Our revenues for the nine months ended September 30, 2008 reflected nine months of operating results for Casie Group, which now forms the nucleus of our Treatment and Recycling segment, compared to only six months of results from Casie Group for the corresponding prior year period due to the acquisition occurring on March 30, 2007. Casie Group’s revenues for the nine months ended September 30, 2008 were $19.4 million and were derived primarily from its soil treatment and oil recycling operations, which contributed $10.9 million and $8.5 million of revenues, respectively. As of September 30, 2008, we advanced approximately $8.8 million to Casie Group for equipment, capital improvements and working capital needs, which we expect will enhance efficiency of Casie Group’s operations and thereby translate into increased revenues for our Treatment and Recycling segment.

Revenues also reflect a decrease of approximately $0.2 million in our Materials segment for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This decrease was primarily attributable to an increase in the amount of material processed from our relationships with other intercompany segments and a decrease in our revenues derived from third parties. We began the leasing and operation of a new rock crushing facility in October 2007 at the Lyndhurst site in addition to then existing operations in North Bergen, New Jersey. However, in June 2008 we encountered a temporary disruption in operations at the Lyndhurst site because the owner of the facility failed to maintain a certificate of occupancy and proper fire retardant systems. As a result of this disruption, we experienced a decrease in Materials revenue in the second and third quarters of 2008, and we expect this decrease to continue for the remainder of 2008. Currently, the owner of the Lyndhurst property has obtained the certificate of occupancy and installed the requisite fire retardant systems, and we have entered into a memorandum of understanding that serves to amend the original lease agreement and to reduce the rental rate over a two-year period beginning in October 2008. We are currently in the process of preparing an amended lease agreement to further memorialize the terms of the memorandum of understanding.
Also, in October 2008, we terminated our lease and operating agreement for the North Bergen rock crushing facility, which we had been occupying on a month-to-month basis since the expiration of the lease agreement on July 25, 2008, while we discussed with the owner of the facility an option to renew the lease. We expect that the termination of this lease and operating agreement will have a positive impact on our Materials segment results because we will no longer be required to first offer the owner of the facility a fixed price for our rock and aggregate products. We believe that we will now be able to sell these products at higher prices to other customers, which will result in higher revenues on a per ton basis.
The Environmental Services segment revenues increased by approximately $0.3 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This increase reflects our continued efforts to expand this segment’s service offerings and customer base, but was offset by a slight decline in second quarter 2008 revenues as a result of the timing of disposal brokerage jobs. During the first nine months of 2008, we expanded our consulting services by offering waste disposal brokering services, and we purchased a Brownfield site located in central Connecticut. Once this property is ready to accept soils, it will provide us with an additional disposal outlet for our excavated soils for a period of years. We anticipate that this site will begin to accept soils and generate revenues in the second or third quarter of 2009.
The Concrete Fibers segment was formed with the purchase of Nycon, Inc. effective as of April 1, 2008. For the period from April 1, 2008 through September 30, 2008, the Concrete Fibers segment contributed $1.2 million of revenues. We anticipate that this segment will generate additional revenues in subsequent periods with our introduction of the Nycon-G™ line of “green” concrete reinforcement fibers in May 2008, coupled with a renewed sales and marketing strategy.
The table above excludes intercompany revenues of $2.7 million and $10.9 million for the nine months ended September 30, 2008 and 2007, respectively, which revenues were eliminated from our consolidated statements of operations. Our intercompany revenues largely reflect our use of Transportation and Disposal services internally for our Materials processing activities and the shipment of wastes to our Treatment and Recycling segment facilities. We generally reflect these services at their current market value when rendered.

Cost of Revenues
The following table sets forth information regarding our cost of revenues, excluding intercompany costs, by segment for the nine months ended September 30, 2008 and 2007.

	Cost of Revenues — By Segment
	Nine Months Ended September 30,
	2008		2007
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues
Transportation and Disposal	$19,368	38%	$22,204	51%
Treatment and Recycling	17,073	33%	8,850	20%
Environmental Services	1,483	3%	1,027	2%
Materials	3,044	6%	1,708	4%
Concrete Fibers	934	2%	—	—

Total	41,902	82%	$33,789	77%

Cost of revenues increased by $8.1 million, or 24%, from $33.8 million for the nine months ended September 30, 2007 to $41.9 million for the nine months ended September 30, 2008. Our cost of revenues as a percentage of revenues increased from 77% for the nine months ended September 30, 2007 to 81% for the nine months ended September 30, 2008, resulting in a decrease in our gross margins from 23% for the nine months ended September 30, 2007 to 19% for the nine months ended September 30, 2008. This decline in gross margin is attributed primarily to decreased margins within the Materials, Environmental Services, and Treatment and Recycling segments. The decreased margins in the Materials segment is the result of costs incurred in relation to starting up the Lyndhurst site. The decreased margins in the Environmental Services segment is the result of a large, profitable consulting and subcontracting job that was present during 2007, but not in 2008. During the period from April 1, 2007 through September 30, 2007, the Treatment and Recycling segment experienced higher gross profit margins as a result of several higher price per ton jobs from our Transportation and Disposal segment. During the nine months ended September 30, 2008, we had a full nine months of operations in our Treatment and Recycling segment including the first quarter results, which is typically a slower time of year in terms of revenue generation. The decrease in cost of revenues within the Transportation and Disposal segment was the result of costs attributed to one large project for the nine months ended September 30, 2007 which was not present in 2008, coupled with an increase in our gross profit margin from 16% for the nine months ended September 30, 2007 to 23% for the nine months ended September 30, 2008. The addition of PEI Disposal Group in December 2007, resulted in an additional $6.7 million of costs and the Nycon acquisition on April 1, 2008, added $0.9 million of costs for the nine months ended September 30, 2008, both of which were not in the year prior period’s results of operations.
We plan to decrease cost of revenues to improve our gross margins by:
•	growing our Transportation and Disposal segment and increasing the number of disposal outlets accessible to us, which allows us to decrease the distance between the outlets and our sources of soils and wastes and thereby lessen our cost structure;

•	identifying and utilizing a new transfer station, which we believe will reduce our subcontracting costs as we can eliminate higher costs related to non-union drivers to collect soils from this transfer station to the final disposal outlet; and

•	decreasing our direct costs within the Treatment and Recycling segment through cost-cutting initiatives, including by decreasing our headcount and related expenses.
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

Operating Expenses
Our operating expenses include:
•	salaries and related expenses (other than direct labor costs and union benefits described above);

•	occupancy and other office expenses;

•	professional fees;

•	insurance;

•	gain or loss on the sale of fixed assets;

•	impairment of idle machinery;

•	depreciation and amortization (other than amounts included as a component of cost of revenues as described above); and

•	other miscellaneous operating expenses.
The following table summarizes the primary components of our operating expenses for the nine months ended September 30, 2008 and 2007:

	Operating Expenses — By Cost Item
	Nine Months Ended September 30,		Period to Period Change
(unaudited) (in thousands, except percentages)	2008	2007	Amount	Percentage
Salaries and related expenses	$4,617	$3,015	$1,602	53%
Occupancy and other office expenses	791	673	118	18%
Professional fees	1,425	966	459	48%
Other operating expenses	1,297	923	374	41%
Insurance	956	731	225	31%
Loss (gain) on sale of fixed assets	(257)	(26)	(231)	*
Depreciation and amortization	400	131	269	205%
Impairment of idle machinery	412	—	412	*

Total operating expenses	$9,641	$6,413	$3,228	50%

*	Not meaningful.
Salaries and related expenses represented approximately 48% of our total operating expenses for the nine months ended September 30, 2008 and 2007, and were driven primarily by our overall headcount and compensation structure. As we continue to grow our business through future acquisitions, we expect our headcount and related expenses to increase accordingly. The acquisition of Casie Group on March 30, 2007 contributed an additional $1.2 million and $0.9 million in salaries and related expenses for the periods ended September 30, 2008 and 2007, respectively. The acquisition of Nycon effective April 1, 2008, resulted in an additional $0.2 million in salaries and related expenses for the nine months ended September 30, 2008. Our salaries and related expenses at Corporate also increased by $0.6 million, from $0.5 million for the nine months ended September 30, 2007, to $1.1 million for the nine months ended September 30, 2008. This increase is due to the hiring of additional accounting and administrative personnel, two sales executives and a vice president to oversee the Transportation and Disposal segment. We pay monthly commission expenses to our sales representatives operating in our Transportation and Disposal and Materials segments, which commissions are based upon a percentage of overall sales volumes, with additional incentives if certain sales thresholds are crossed. Although we seek to implement commission-based compensation structures that primarily reward significant and sustained sales activities, these commissions will increase in dollar terms as our sales volumes increase.

We also maintain employment agreements with many of our officers and other key employees, many of which provide for fixed salaries, annual increases in base salary, bonuses and other forms of compensation. A number of these employment arrangements also include compensation tied to metrics associated with our operating performance, such as pre-tax income, revenues, income from operations or EBITDA. Furthermore, in the second quarter of 2007, our board of directors adopted our incentive plan, which allows us to issue options and shares of restricted stock to our employees, consultants and advisors, and for which we will be required to recognize as compensation expense the fair value of these awards over the associated service period. For the nine months ended September 30, 2008, we recognized approximately $74,000 in compensation expense for restricted stock awards under this plan. We did not recognize any compensation expense in the corresponding prior year period for such awards as none were granted during that period. As a result, we anticipate that, over time, our salaries and related expenses will increase in terms of absolute dollars and, likely, as a percentage of total operating expenses.
Occupancy and other office expenses represent our costs associated with the rental of our office space and other facilities, temporary labor, dues and subscriptions, postage and other office expenses. Rent includes the cost of leasing our principal executive offices in Trevose, Pennsylvania and additional properties in New York, New Jersey, Connecticut and Rhode Island to support our operations. The acquisition of Casie Group contributed approximately $0.3 million and $0.2 million of occupancy costs for the nine months ended September 30, 2008 and 2007, respectively. We also incurred approximately $68,000 of additional occupancy costs relating to the addition of PEI Disposal Group and New Nycon during the nine months ended September 30, 2008. We anticipate incurring additional costs associated with the leasing of office space as we grow geographically and acquire additional office space in those locations. As a result, we also would expect our office and related expenses to increase in future periods.
During the nine months ended September 30, 2008 and 2007, our professional fees consisted primarily of:
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
Our professional fees increased by approximately $0.5 million as a result of additional legal costs incurred as a result of the Soil Disposal Group asset purchase and ongoing legal disputes as well as for the audit of our year-end 2007 financial statements and quarterly reviews and additional costs relating to the filing and preparation of the Registration Statement. For the rest of 2008 and foreseeably into 2009, we anticipate that our legal, auditing, accounting and other professional fees will increase substantially as we are now an SEC reporting company. We will incur additional accounting and professional fees to comply with SOX, including the requirement to implement and maintain disclosure controls and procedures and internal control over financial reporting, and to have our auditors issue an audit report on our assessment of our internal control over financial reporting. As we continue to grow by acquisition, the amount of legal and other professional fees for each transaction will increase as a result of our status as an SEC reporting company subject to SOX.
We maintain various policies for workers’ compensation, health, disability, umbrella, pollution, general commercial liability, title, and director’s and officer’s liability insurance. Our insurance costs increased by approximately $0.2 million for the nine months ended September 30, 2008 as compared to the prior year, primarily due to increased costs at Casie Group and due to the addition of PEI Disposal Group and New Nycon. We renegotiated our insurance coverage company-wide in August 2008, which we expect will decrease our overall insurance premiums, however, we believe that these cost savings will be offset, in whole or in part, by the increased cost of director’s and officer’s liability insurance coverage since we have transitioned to becoming a public reporting company.
For the nine months ended September 30, 2008, we incurred approximately $0.4 million in impairment charges relating to idle machinery held at Casie Group. In July 2008, we determined that, due to the softening of the overall economy, the value of the idle machinery had declined by approximately $0.4 million. The impairment charge was accompanied by a corresponding reversal of approximately $0.2 million of the deferred tax liability associated with the idle machinery. At September 30, 2008, we had approximately $2.9 million of remaining deferred tax liabilities recorded in relation to the idle machinery. We are still in the process of determining whether to place this machinery into use in our operations at Casie Group or to attempt to sell the equipment.

For the nine months ended September 30, 2008, we had approximately $0.3 million of gain from the disposal of certain fixed assets at Juda and PE Materials. In January 2008, we sold trucks and equipment having a net carrying value of approximately $0.3 million prior to disposition for approximately $0.6 million. This equipment was no longer needed as a result of the strategic initiative at Juda, whereby we have begun to outsource its trucking operations instead of using our owned vehicles.
Other operating expenses, which are comprised primarily of general and administrative costs such as travel and entertainment, bank service fees, advertising and other office and miscellaneous expenses, increased by approximately $0.4 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This increase was primarily attributable to the addition of Casie Group in March of 2007, which added approximately $0.3 million in other operating expenses for the period ended September 30, 2007 and approximately $0.5 million for the nine months ended September 30, 2008. The remainder of the increase is due to the addition of New Nycon, PEI Disposal Group, Pure Earth Energy Resources, Inc. and the operation of the second rock crushing facility in Lyndhurst, New Jersey. As we continue to grow and acquire new entities, we anticipate that our other operating expenses will increase in a similar manner.
Income (Loss) from Operations
The following table sets forth our income (loss) from operations by reportable segment for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,		Period to Period Change
(in thousands)	2008	2007	Amount	Percentage
Transportation and Disposal	$4,004	$3,532	$472	13%
Treatment and Recycling	304	1,725	(1,421)	(82)%
Environmental Services	(152)	(18)	(134)	*
Materials	(1,299)	(179)	(1,120)	*
Concrete Fibers	(137)	—	(137)	—
Corporate and Other	(2,624)	(1,295)	(1,329)	(103)%

Total	$96	$3,765	$(3,669)	(97)%

*	Not meaningful.
The decrease in income from operations reflects a 13% increase in the income from operations attributable to the Transportation and Disposal Segment, offset by a 82% decrease in the Treatment and Recycling segment and decreases in the Environmental Services and Materials segments, coupled with increased overhead and other costs.
The increase in income from operations within the Transportation and Disposal segment is due in large part to an increased gross profit margin of approximately 23% for the nine months ended September 30, 2008 as compared to approximately 16% for the nine months ended September 30, 2007. This increase in gross profit margin is due primarily to a large transportation and disposal project in New York City, which contributed higher than average margins during the first quarter of 2008. In the latter half of 2007, we also began to utilize a revised pricing strategy with our customers, which strategy allows us to use a combined pricing approach with higher average prices as compared to separate pricing for each disposal outlet. In December 2007, we also formed a new company, PEI Disposal Group, which operates in the Transportation and Disposal segment, and these new operations contributed approximately $0.9 million of income from operations for the nine months ended September 30, 2008. Our income from operations at Juda also improved by approximately $0.3 million for the nine months ended September 30 ,2008 as compared to the nine months ended September 30, 2007, as a result of a strategic change in operations whereby we began outsourcing the trucking costs of our disposal operations instead of using our own vehicles.

Our loss from operations within the Environmental Services segment was approximately $152,000 for the nine months ended September 30, 2008 as compared to a loss of approximately $18,000 for the nine months ended September 30, 2007. The loss from operations is the result of a decrease in revenues derived from consulting and a decline in profit margins associated with the brokerage of disposal jobs. We expect that our operating results for the Environmental Services segment will begin to improve in the fourth quarter of 2008 with additional transportation and disposal brokerage services and increased focus on our consulting business as well as the startup of operations at our Brownfield site in the second or third quarter of 2009.
Loss from operations attributed to the Materials segment increased by approximately $1.1 million, from a loss of approximately $0.2 million for the nine months ended September 30, 2007, to a loss of approximately $1.3 million for the nine months ended September 30, 2008. The increase in loss from operations attributable to this segment is primarily the result of losses incurred during the start-up of our rock crushing facility in Lyndhurst, New Jersey, which occurred during the first quarter of 2008. We incurred additional start-up costs, coupled with reduced revenues due to inclement weather and equipment repairs and downtime, which we do not expect to reoccur in subsequent periods. We expect improvement upon the Materials segment results beginning in the first quarter of 2009 and with a new rock crusher in place as we resume operations at our Lyndhurst facility and begin using new equipment which cost $1.8 million. We believe that the demand for recycled stone product remains high and is expected to be so for the remainder of 2008 and into 2009.
In October 2008, we terminated our lease agreement for the North Bergen rock crushing facility, which we had been occupying on a month-to-month basis while we discussed with the lessor the option of renewing the lease, which had expired on July 25, 2008. We anticipate that the termination of the North Bergen lease and operating agreement will have a positive impact on our Materials segment because we will no longer be required to first offer the owner of the facility a fixed price for our rock and aggregate products. We believe that we will now be able to sell these products at higher prices to other customers, which will result in higher revenues on a per ton basis.
Our Treatment and Recycling segment was formed as a result of the Casie Group acquisition on March 30, 2007. Income from operations decreased from $1.7 million to approximately $0.3 million for the period from March 30, 2007 to September 30, 2007 as compared to the nine months ended September 30, 2008. The decrease in income from operations is primarily the result of lower gross profit margins on soil processing during the first nine months of 2008, as well as additional costs incurred in relation to the installation of a new liner and extensive repairs on the thermal desorption unit used in our soil processing operations to separate contaminants from the soils. We expect that as the volume of incoming materials increases, our income from operations attributable to the Treatment and Recycling segment will increase.
Prior to March 30, 2007, the date of acquisition, Casie Group had net losses of $3.8 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively, which as a result required us to contribute to Casie Group an aggregate of $4.5 million of working capital upon acquisition pursuant to the terms of the stock purchase agreement. Subsequent to the date of acquisition, as of September 30, 2008, we have advanced approximately $3.9 million of additional funds to Casie Group, which were used to purchase additional equipment for operations, to repair existing equipment and machinery and for general working capital purposes. We anticipate that, until this segment begins to generate a positive operating cash flow, we will need to continue to provide working capital necessary to fund this segment’s ongoing operations. We estimate that these operations will begin to generate positive operating cash flow in 2009.
The loss from operations attributed to the Corporate and Other segment increased by approximately $1.3 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This increase in loss from operations was due to increased operating expenses at the corporate headquarters, which resulted from additional salary costs for our directors and officers of approximately $0.2 million for the nine months ended September 30, 2008, additional accounting and administrative staff costs of approximately $0.1 million, increased legal and professional fees of approximately $0.6 million, approximately $74,000 in stock-based compensation expense and incremental overhead costs of approximately $0.1 million associated with our overall growth.

Interest Income and Expense
Interest expense, net of interest income earned on short-term deposits of excess cash received from our private placement offerings, was $1.3 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively. As part of our expansion and growth strategy, we increased our total indebtedness outstanding, excluding accounts payable and other current liabilities, from $15.9 million at September 30, 2007 to $18.9 million at September 30, 2008, which caused our interest expense to increase from period to period. The majority of this increase in interest expense is attributable to the Series B preferred stock offering that was completed on March 4, 2008. We anticipate that the annual interest cost associated with our Series B preferred stock will be approximately $0.9 million. The interest expense incurred in relation to our revolving lines of credit will fluctuate based upon our working capital requirements from the Transportation and Disposal segment and Materials segment, as well as changes in the prevailing interest rates.
Effective October 21, 2008, we entered into an amendment of our revolving line of credit (described more fully in Item 5. Other Information) which among other things, increased our interest rate from 0.25% below the lender’s prime rate, to 275 basis points above the greater of 5% or the lender’s prime rate. Therefore, if borrowings under our revolving line of credit remain consistent with current activity, we would anticipate an increase in our interest expense. On November 12, 2008, we also completed the refinancing of our revolving line of credit and various notes payable at Casie Group into an $8.0 million, 7 year term loan with an adjustable rate of interest (described more fully in Item 5. Other Information. We also entered into an $8.0 million interest rate swap agreement which effectively converts this adjustable rate of interest into a fixed rate of 6.10% for the 7 year term of the loan. As a result of this refinancing, we would also expect that our annual interest expense relating to Casie Group will increase by approximately $0.1 million.
Other Income
Other income for the nine months ended September 30, 2008 was approximately $162,000 as compared to zero for the nine months ended September 30, 2007. The Company and Casie Group underwent a sales and use tax audit in the State of New Jersey, which was settled as of June 30, 2008 for approximately $265,000. The Company had previously recorded an accrued liability of $502,078 as part of the opening balance sheet of Casie Group on March 30, 2007. Pursuant to the Casie Group purchase agreement and related amendments, a portion of the reduction in this liability from $502,078 to $265,000 is due back to the former owner in the form of shares of the Company’s common stock. Accordingly, the Company has recorded a liability of approximately $140,000, which will be resolved upon issuance of additional shares and the completion of the reconciliation of the purchase price adjustments which is expected to be completed in November of 2008. The settlement of this matter resulted in Casie Group and the Company recognizing a gain of approximately $98,000 for the nine months ended September 30, 2008. The remainder of other income for the nine months ended September 30, 2008 is due primarily to income derived from the operations of our joint venture, ACR, within the Treatment and Recycling segment. ACR is engaged in the exploration of opportunities in the market for recycling spent metal catalysts.
Provision for (Benefit From) Income Taxes
For the nine months ended September 30, 2008, we had a benefit from income taxes of approximately $0.5 million, compared to a provision for income taxes for the nine months ended September 30, 2007 of approximately $1.3 million. This period-to-period change was primarily attributed to the decrease in our pre-tax income, as well as a decrease in our effective income tax rate, which decreased from 43.5% for the nine months ended September 30, 2007 to 37.5% for the nine months ended September 30, 2008. The decrease in the our effective tax rate is primarily the result of non-deductible expenses and we also adjusted the income tax benefit for the nine months ended September 30, 2008 because of final provision-to-return adjustments that resulted from an overaccrual of income tax expense in 2007. We anticipate that our effective income tax rate for the full calendar year of 2008 will be approximately 37.5%. Deferred tax expense represents the future tax consequences attributable to differences between the carrying amount of certain assets and liabilities on our consolidated financial statements and their respective tax bases and carryforwards. Our deferred tax liabilities are primarily due to our acquisitions and associated purchases of property, equipment and permits in 2007.

Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash on deposit and money market accounts. We had approximately $3.6 million and $1.9 million of cash and cash equivalents on hand at September 30, 2008 and December 31, 2007, respectively. We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses, preferred stock dividends and income taxes. We also have needed cash to pay sellers in connection with some of our acquisitions. Our working capital needs have increased, and will continue to increase for the foreseeable future, as we continue to develop and grow our business.
Summary of Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended
	September 30,
(in thousands)	2008	2007
Net cash used in operating activities	$(3,371)	$(5,370)

Net cash used in investing activities	$(335)	$(3,377)

Net cash provided by financing activities	$6,038	$7,421

Net Cash Used in Operating Activities
The most significant items affecting the comparison of our operating cash flows for the nine months ended September 30, 2008 and 2007 are summarized below:
•	Decrease in income from operations — Our income from operations, excluding depreciation and amortization, decreased by $3.1 million, or 55%, on a period-to-period basis, which negatively impacted our cash flows from operations for the nine months ended September 30, 2008.

•	Increase in accounts receivable — Uses of cash from changes in accounts receivable were approximately $(3.6) million and $(6.3) million for the nine months ended September 30, 2008 and 2007, respectively. The increase in accounts receivable at September 30, 2008 is the result of the timing in collections of cash from our larger customers within the Transportation and Disposal segment, for which our average days outstanding has increased in 2008, although closely being monitored. The increase in our average days outstanding in 2008 is a result of the overall economic environment and current trends in the construction industry which we expect will continue in the near term, or at least into the first quarter of 2009. The increase in accounts receivable as of September 30, 2007, is the result of two large Transportation and Disposal projects that began in the first quarter of 2007, which increased revenues from period to period.

•	Increase in prepaid expenses and other current assets — Uses of cash from prepaid expenses and other current assets were $(0.3) million and $(1.7) million for the nine months ended September 30, 2008 and 2007. This use of cash in the nine months ended September 30, 2008, was primarily attributed to prepaid insurance policies which were renewed in August of 2008.

•	Increase in accounts payable — Sources and (uses) of cash for accounts payable were $0.5 million and $(1.5) million for the nine months ended September 30, 2008 and 2007 respectively. The increase in accounts payable during the nine months ending September 30, 2008 is the result of additional payables relating to New Nycon and increase in payables at PEI Disposal Group resulting from increased production offset by decreased in accounts payable within the Treatment and Recycling segment. The decrease in accounts payable during the nine months ended September 30, 2007 is the result of large payments made in relation to a large Transportation and Disposal segment job in the New York metropolitan area and the timing of cash payments.

•	Decrease in accrued expenses and other current liabilities — (Uses) and sources of cash for accrued expenses and other current liabilities were $(0.6) million and $2.1 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in accrued expenses and other liabilities during the nine months ended September 30, 2008, is primarily the result of the timing of the payment for corporate insurance, settlement of the New Jersey sales and use tax audit at Casie Group and a decrease in accrued liabilities at Juda as a result of having only one union employee. The increase in accrued expenses and other current liabilities during the nine months ended September 30, 2007 is the result of an increase in our accrued expenses for insurance and consultant fees as well as an increase in accrued payroll and payroll taxes within the Transportation and Disposal segment due to higher salaries and compensation paid during this period.

•	Decrease in accrued disposal costs — During the nine months ended September 30, 2008 and 2007, we spent $1.3 million and $2.7 million on reducing our accrued disposal costs, which resulted from transporting processed material from our Treatment and Recycling operations.

•	Increase in income taxes payable — (Uses) and sources of cash relating to income taxes payable were $(1.0) million and approximately $1.2 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash used to pay income taxes was the result of having earned taxable income for the year ended December 31, 2007, as compared to being in a net loss position for the year ended December 31, 2006.
Our overall liquidity and the availability of capital resources is highly dependent on revenue derived from several large customers, which comprised approximately 22% of our consolidated revenues for the nine months ended September 30, 2008. The revenue derived from these customers is a key component of the operations within the Transportation and Disposal segment, and therefore is integral to providing liquidity to not only that operating segment, but also to our overall operations as a whole. The loss of one or more of these customers could negatively impact our liquidity and ability to provide adequate capital resources to meet all of our ongoing capital requirements. We are currently in the process of attempting to broaden our capital resources and sources of revenue within the Transportation and Disposal segment in order to minimize the dependence on our revenues from these significant customers.
We use EBITDA, a non-GAAP financial measure, as a liquidity measure to assess our ability to meet our debt service obligations and satisfy our debt covenants, some of which are based on our EBITDA. We believe the use of EBITDA as a liquidity measure and in required financial ratios is a common practice among asset- and receivables-based lenders. In providing EBITDA as a liquidity measure, we believe EBITDA is useful from an economic perspective as a measurement of our ability to generate cash, exclusive of cash used to service existing debt, by eliminating the effects of depreciation, financing and tax rates on our ability to finance our ongoing operations Furthermore, because EBITDA is used as a standard measure of liquidity by other similar companies within our industry, we believe it provides a reasonable method for investors to compare us to our competitors. However, the use of EBITDA as a measure of our liquidity has limitations and should not be considered in isolation from or as an alternative to GAAP measures, such as net cash provided by operating activities. See “ — Results of Operations — Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.”

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the nine months ended September 30, 2008 and September 30, 2007:

	Nine Months Ended
	September 30,
(in thousands)	2008	2007
	(unaudited)	(unaudited)
EBITDA	$2,551	$5,478
Adjustments to reconcile EBITDA to net cash used in operating activities:
Interest expense, net	(1,214)	(768)
(Provision for) benefit from income taxes	463	(1,260)
Interest expense for accretion of warrant discount and Series B paid-in-kind interest	281	—
Impairment of idle equipment	412	—
Provision for doubtful accounts	(30)	114
(Gain) loss on sale of property and equipment	(257)	(26)
Restricted stock grant	74	—
Deferred income taxes	(54)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,633)	(6,348)
Inventories	(12)	40
Prepaid expenses and other current assets	(259)	(1,654)
Deposits and other assets	16	(74)
Accounts payable	534	(1,456)
Accrued expenses and other current liabilities	(630)	2,066
Accrued disposal costs	(1,290)	(2,719)
Contingent consideration	(176)	—
Due to affiliates	303	—
Income taxes payable	(1,025)	1,237

Total adjustments	(6,497)	(10,848)

Net cash used in operating activities	$(3,946)	$(5,370)

Net Cash Used in Investing Activities
Our investing activities for the nine months ended September 30, 2008 and 2007 primarily resulted from our strategy of growing our operations by acquiring complementary companies in the environmental services sector. On April 1, 2008, we completed the acquisition of Nycon, Inc. and began the operations of our Concrete Fibers segment, which used approximately $45,000 in cash. We also spent approximately $149,000 in payments for pending acquisitions during the nine months ended September 30, 2008, which relate primarily to the startup of PE Energy and costs to seek to acquire a second Brownfield site. In March 2007, we completed the acquisition of Casie Group, which used approximately $3.1 million in cash during the first quarter of 2007, net of cash received in the transaction. We also spent $0.4 million for new equipment within our Materials, Transportation and Disposal, Environmental Services and Treatment and Recycling segments during the nine months ended September 30, 2007, as compared to $0.7 million spent on new equipment primarily for use in our operations within the Materials and Treatment and Recycling segments for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, we also received proceeds of $0.6 million from the sale of trucks and equipment that were previously utilized at Juda within our Transportation and Disposal segment.
During the fourth quarter of 2008 and into 2009, we expect to need significant amounts of capital to invest in future business acquisitions and our existing and future operations. See “ — Capital Resources.”

Our Treatment and Recycling segment reported income from operations of approximately $0.3 million for the nine months ended September 30, 2008, and, prior to our acquisition, the Casie Group had reported losses from operations in 2006 and 2005 of $3.8 million and $0.8 million, respectively. Furthermore for 2008, we contributed approximately $1.8 million in capital to the Treatment and Recycling segment’s operations as of September 30, 2008 and this segment has, since our acquisition of these operations in March 2007, required us to contribute substantial amounts of capital to purchase and upgrade equipment and technology needed for its operations.
Despite these capital needs and Casie Group’s historical losses from operations, we anticipate that we will begin to recognize the benefits of our investment in our Treatment and Recycling segment beginning in 2009 when we estimate that the segment will begin to operate on a cash-flow positive basis. Even so, we estimate that the Treatment and Recycling segment will require additional capital expenditures of $0.6 million for the rest of 2008. We currently plan to meet this segment’s liquidity and operating needs through:
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
Net Cash Provided by Financing Activities
The most significant items affecting the comparison of our cash flows provided by financing activities for the nine months ended September 30, 2008 and 2007 are summarized below:
•	Private placements of securities —

For the nine months ended September 30, 2007:
•	We received $3.0 million from an offering of 1,000,000 shares of common stock in March 2007 at a purchase price of $3.00 per share.

•	In March 2007, we received $1.0 million from an offering of 20,000 shares of our Series A preferred stock and related warrants, at a purchase price of $50.00 per share.
For the nine months ended September 30, 2008:
•	In March 2008, we received approximately $5.8 million in proceeds, net of financing fees and offering expenses of approximately $0.5 million, from the private placement of 6,300 shares of our Series B preferred stock and a related warrant, at a purchase price of $1,000 per share.

•	We paid $75,000 in dividends relating to our then outstanding Series A preferred stock.
•	Other indebtedness — During the nine months ended September 30, 2007, we had net borrowings of approximately $4.4 million under our revolving lines of credit as compared to net borrowings of $1.9 million for the nine months ended September 30, 2008. These borrowings were offset by the repayment of approximately $1.2 million and $1.7 million of long-term debt and notes payable during the nine months ended September 30, 2007 and 2008, respectively. In June 2008, we also received an additional $200,000 in financing provided for by the lender of an existing term loan following the review of our December 31, 2007 financial statements.

Capital Resources
We had working capital of $8.4 million and $1.3 million as of September 30, 2008 and December 31, 2007, respectively. Our working capital requirements during the first nine months of 2008 and 2007 have been funded primarily by the net proceeds from our securities offerings, borrowings under our two revolving lines of credit, the refinancing of other long-term debt, and, with respect to 2007, income from operations. The fluctuations in working capital are primarily due to the timing of cash collections on our outstanding receivables as compared to the timing of payments to our vendors. The increase in working capital between December 31, 2007 and September 30, 2008 is due primarily to our receipt in March 2008 of $5.8 million in net proceeds from our Series B preferred stock offering and the growth of our receivables as compared to our accrued expenses and accounts payable.

On November 12, 2008, we completed the refinancing of the existing line of credit and various bank and equipment notes payable at Casie Group into a consolidated $8.0 million term loan (see Item 5. Other Information for complete description). The existing line of credit and debt at Casie Group prior to the refinancing totaled approximately $5.3 million, providing for net proceeds of approximately $2.6 million, net of fees. The $2.6 million in net proceeds was used in the following manner:

a.	$0.7 million was used to establish an interest reserve with the new lender in order to cover the first six months of principal and interest payments.

b.	Approximately $1.9 million was used to pay down the outstanding balance under the Pure Earth revolving line of credit with our senior lender.

The completion of the refinancing of Casie Group’s debt resulted in a $4.6 million improvement in our consolidated working capital position. In addition, this refinancing will allow Casie Group and certain of our other subsidiaries to become borrowers under our revolving line of credit (pending our senior lender’s approval) thereby increasing our available borrowing collateral by an estimated $3.0 million.

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
We are also required by the State of New Jersey to maintain escrow accounts in which we deposit funds in the event of closure and post-closure events involving waste management facilities within our Treatment and Recycling segment. The balance of this escrow account was $271,999 and $268,039 as of September 30, 2008 and December 31, 2007, respectively. We do not expect the requirement to maintain this escrow account to significantly impact our capital resources.

Based upon the cash we have on hand, anticipated cash to be received from our operations and the expected availability of funds under our revolving lines of credit, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months. In addition, we believe that we will continue to meet our financial debt covenants during that period.
Our principal projected cash needs for the remainder of 2008 include the following components:
•	approximately $0.2 million in dividend payments relating to the outstanding Series B preferred stock;

•	approximately $0.4 million in principal and interest payments relating to our outstanding debt and notes payable;

•	approximately $0.6 million of uncommitted but planned capital expenditures at Casie Group for laboratory construction and liner installation costs;

•	approximately $0.1 million for working capital at New Nycon; and

•	approximately $0.1 million for quarterly dividend payments due to the former holders of our Series A preferred stock.
During 2009, we also expect to require significant capital resources for future business acquisitions. For example, we plan to invest approximately $3.0 million in our PE Energy subsidiary once we identify a proper site for our operations. Existing or future environmental regulations could require us to make significant additional capital expenditures and adversely affect our results of operations and cash flow, although, at this time, we are not aware of any present or potential material adverse effects on our results of operations and cash flow arising from environmental laws or proposed legislation.
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
Debt Obligations
The following is a summary of our outstanding debt obligations as of September 30, 2008 and December 31, 2007.

	September 30,	December 31,
(in thousands)	2008	2007
Revolving lines of credit	$8,309	$6,401
Notes payable	75	1,717
Long-term debt	5,209	5,754
Mandatorily redeemable preferred stock	4,318	—

Total debt	$17,911	$13,872

Revolving Lines of Credit
The table below summarizes the credit capacity, maturity and other information regarding our outstanding revolving lines of credit as of September 30, 2008.

	Maximum		Balance	Interest		Maturity/
Revolving Line of Credit	Outstanding		Outstanding	Rate		Termination Date
	(in thousands)
Pure Earth, Inc.	$7,500	(1)	$5,920	4.75	%(2)	October 23, 2009
Casie Group	$2,500		$2,389	5.50	%(3)	November 12, 2008

(1)	Subject to reduction for (i) a borrowing base limitation; (ii) outstanding letters of credit; and (iii) a loan reserve. As of September 30, 2008, the borrowing base limitation was approximately $6.6million, and we had aggregate required loan reserves and outstanding letters of credit of $0.9 million.

(2)	As of September 30, 2008, this line of credit bore interest at the lender’s prime rate, minus 0.25%. Effective October 21, 2008, and pursuant to an amendment of this line of credit agreement, the interest rate charged on borrowings under this line of credit was changed to the lender’s prime rate (not to be less than 5%), plus 2.75% (see Item 5. Other Information for more details).

(3)	As of September 30, 2008, this line of credit bore interest at the lender’s prime rate, plus 0.50%. This line was refinanced on November 12, 2008 (see Item 5. Other Information for more details).

Our revolving lines of credit are used to fund our working capital needs. The repayment of outstanding borrowings under the Pure Earth revolving line of credit is secured by our eligible accounts receivable and inventories. The Pure Earth revolving line of credit includes a lockbox mechanism whereby cash received by our operating subsidiaries in the Transportation and Disposal and Materials segments is automatically swept into a lockbox account that is used to repay outstanding amounts that were borrowed under the facility. The Pure Earth revolving line of credit facility also contains a mandatory prepayment provision that is only triggered if our outstanding advances, plus any letter of credit amounts or other required reserves, exceed the eligible collateral borrowing base. This mandatory prepayment provision requires that we prepay the revolving advances to the extent necessary to eliminate any such excess. Because this mandatory prepayment provision is only triggered in the event that any such excess borrowing exists, we do not believe that the mandatory prepayment provision constitutes a “subjective acceleration clause” that would require us to classify our line of credit balance as a current liability under EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” Furthermore, this mandatory prepayment provision has not been triggered during the outstanding term of this facility. We have accordingly classified the amounts outstanding under this revolving line of credit as a long-term liability.
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
In an event of default under the Pure Earth revolving line of credit, the lender may, by notice to the borrower, terminate the commitment under the revolving line of credit and declare all indebtedness thereunder to be immediately due and payable, or may exercise any or all of its other rights under the revolving line of credit agreement. Certain terms and conditions including debt covenants, will be subject to an amendment of the revolving line of credit effective on October 21, 2008, as discussed in Item 5. Other Information.
The Casie Group line of credit was secured by substantially all of the assets of the Casie Group companies and was guaranteed by Pure Earth and a former owner of the Casie Group companies. On November 12, 2008, we completed the refinancing of the Casie Group equipment notes payable and the Casie Group revolving line of credit into a $8.0 million consolidated term loan, which is described in more detail in Item 5. Other Information.
As of September 30, 2008, we were in compliance with the covenants and restrictions under all of our revolving line of credit agreements.
Notes Payable
At September 30, 2008, the Company had $75,202 due to a former stockholder of Casie Group for a covenant not to compete obtained in connection with the Casie Group acquisition. The payments for the covenant not to compete are due in monthly installments of $12,534 through March of 2009.
In connection with our acquisition of Casie Group, we agreed to assume approximately $3.6 million of subordinated indebtedness in the form of a note payable to a former owner, and current officer and employee of, Casie Group. As of November 15, 2007, this subordinated debt was reduced to $1.0 million as a result of acquisition purchase price adjustments and the conversion of approximately $1.2 million of the outstanding principal into 373,615 shares of our common stock. As of September 30, 2008, this subordinated debt had an outstanding principal balance of approximately $1.0 million and bore interest at a rate of 6.77% per year. We must repay $333,333 of the principal on December 31, 2009, with the remainder of principal and all accrued but unpaid interest due and payable on December 31, 2010.

Long-Term Debt
Long-term debt at September 30, 2008 was approximately $5.2 million and consisted of certain obligations we assumed in connection with our acquisition of Nycon, as well as an equipment term loan and equipment notes payable to banks in varying installments and bearing interest at annual rates of up to 11.0% through 2011. The equipment notes are secured by the underlying Casie Group equipment to which the notes relate.
In November 2007, we refinanced several of our outstanding equipment loans, which at the date of refinancing had an aggregate carrying value on our consolidated balance sheet of $1.2 million. We refinanced these loans into a combined equipment term loan in the amount of $2.3 million, which is secured by equipment to which the loans relate. The equipment term loan is payable in monthly installments for four years beginning on January 1, 2008 and bears interest at a rate of 8.5% per year. This loan agreement permits us to borrow up to an additional $200,000 upon the lender’s satisfactory review of our 2007 consolidated financial statements, which the lender has approved and advanced on June 11, 2008. As of September 30, 2008, the outstanding balance under this equipment term loan was $1.7 million.
In conjunction with the acquisition of Casie Group on March 30, 2007, we assumed $3.2 million of existing debt. This debt consisted of various bank notes payable secured, to varying degrees, by some or substantially all of Casie Group’s assets, and personally guaranteed by one of the former owners of Casie Group. These notes bear interest at differing rates of interest, up to a maximum of 8.125% per year as of September 30, 2008. As of September 30, 2008, the outstanding balance on these loans was approximately $3.2 million.
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
Future maturities of our long-term debt at September 30, 2008 were as follows:

Maturity	Amount Due
(in thousands)
Within one year	$1,345
Between one and two years	1,064
Between two and three years	1,041
Between three and four years	470
Between four and five years	173
Thereafter	1,116

Total	$5,209

On November 12, 2008, we completed the refinancing of the Casie Group equipment notes payable and the Casie Group revolving line of credit into a $8.0 million consolidated term loan with Susquehanna Bank (“Susquehanna”). The proceeds of this loan were used for the repayment of the Casie Group revolving line of credit and approximately $2.9 million of existing long-term debt at Casie Group. Refer to Item 5. Other Information for a more detailed description of the terms of the new consolidated term loan.

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
Other Contractual Obligations
Below is a description of our material other contractual obligations and commitments as of September 30, 2008.
Operating Leases. We operate certain of our facilities, vehicles and equipment under operating leases that expire from October 2008 through December 2012. We incurred aggregate rent expense for the nine months ended September 30, 2008 of $1.0 million. Future minimum aggregate annual rent obligations as of September 30, 2008 were as follows:

Minimum
Aggregate Lease
Period Beginning After September 30, 2008	Payments Due
(in thousands)
For the next 12 months	$1,324
For months 13 through 24	1,182
For months 25 through 36	590
For months 37 through 48	422
For months 49 through 60	337
Thereafter	55

Total	$3,910

Collective Bargaining Agreements. At December 31, 2007, Juda had collective bargaining agreements and contracts with two national unions. One of these agreements expired in May 2008 and was not renewed, while the other union agreement remains outstanding as of September 30, 2008, and expires in June of 2009. Expenses incurred under these collective bargaining agreements for the nine months ended September 30, 2008 were approximately $60,000. As a result of the subcontracting of trucking operations within our Transportation and Disposal segment, the use of union employees is no longer material to our operations, and thus we do not anticipate incurring any material union-related costs in the foreseeable future.

Contingent Consideration from Acquisitions. At September 30, 2008, we had obligations as a result of our acquisitions to pay contingent consideration to the sellers of companies we acquired in 2006 and 2007.
•	Casie Group
•	The amended stock purchase agreement for Casie Group obligates us to issue an additional 400,000 shares of common stock if the former owner is successful in obtaining additional permits, implementing certain equipment by March 2009 to increase facility capacity, and resolving specified insurance claims.

•	The amended stock purchase agreement also requires us to issue up to 435,044 additional shares of our common stock to the former Casie Group owners based upon the resolution of certain liabilities that existed as of March 30, 2007. The measurement dates for these contingencies range from June 30, 2008 to September 30, 2008. We expect to issue any shares relating to these contingencies in the fourth quarter of 2008.
•	Soil Disposal Group
•	The owners of Soil Disposal Group are entitled to receive a maximum of 300,000 additional shares of our common stock contingent upon the net sales of PEI Disposal Group attaining certain thresholds during the 36-month period ending November 20, 2010.
In addition, in connection with our acquisition of Nycon, we agreed to each of the following, effective as of April 1, 2008:
•	We must pay to the former owner of Nycon 20% of the free cash flow derived from the operation of the Nycon assets during each of the next four years, up to a maximum cumulative amount of $900,000, not including up to a maximum of $105,000 of debt that the former owner of Nycon has agreed to repay out of such cash flow. The $105,000 of debt consists of $75,000 that the former owner of Nycon has agreed to repay, and 20% of the principal amount of a new $150,000 note to be issued by New Nycon, Inc. See “-Debt Obligations — Long-Term Debt.”

•	We paid the licensor of certain patents and other technology acquired in the acquisition a fee of 15,000 shares of our common stock, which shares were placed in escrow pending the satisfaction by New Nycon of certain financial objectives.

•	We agreed to pay the licensor a consulting fee of $7,740 per month for the first 12 months of the license agreement and an annual royalty fee of 30% of the earnings before taxes, depreciation and amortization generated by New Nycon’s fiber and fiber-related products, equipment, technology and services.

•	We also agreed to contribute up to $300,000 to New Nycon on an as-needed basis for working capital purposes. As of October 29, 2008, we have provided approximately $288,000 in net advances to New Nycon pursuant to this obligation.

Employment and Consulting Agreements. We have entered into employment agreements with several of our officers and key employees, as well as consulting agreements with third parties. These agreements provide for approximately $2.2 million in aggregate annual compensation. However, this amount may be increased by the amount of additional cash and stock bonuses that may be payable upon achieving specified criteria. These agreements have differing terms, the longest of which expires in June 2013. Future minimum aggregate annual payments under these agreements as of September 30, 2008 were as follows:

Minimum
Aggregate
Twelve months ending September 30,	Payments Due
(in thousands)
2009	2,060
2010	1,871
2011	1,212
2012	688
2013	438

Total	$6,269

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
Idle Machinery
As of September 30, 2008, we had approximately $8.0 million in idle machinery related to the Casie Group operations. This idle machinery consists of several centrifuges that are similar to a unit already in place at Casie Group. We are considering expanding the capacity at Casie Group by installing one of these centrifuges, subject to necessary governmental permits and approvals. Should we be unable to use these idle units in our operations, we may decide to place the equipment for sale. In July 2008, we determined that due to the softening of the overall economy, the value of all of the idle machinery had declined by approximately $0.4 million. We reflected this decline as an impairment charge in the second quarter of 2008, which was accompanied by a corresponding reversal of the deferred tax liability associated with the idle machinery of approximately $0.2 million. We have approximately $2.9 million in deferred taxes remaining at September 30, 2008 associated with the idle equipment, which could be used to offset the amount of any such loss or additional future impairment charge.
There can be no assurance that the idle equipment will ultimately be sold for book value, given the permit requirements and their specialized use. If we sell the equipment for less than book value, we would recognize a loss in the period in which the sale occurs.

Off-Balance Sheet Arrangements
Our most significant off-balance sheet financing arrangements as of September 30, 2008 are non-cancelable operating lease agreements, primarily for office and equipment rentals, and future performance obligations incurred in connection with our acquisitions where we have assessed that the payment of the obligation is not presently probable. As of September 30, 2008, future minimum obligations under our operating lease agreements are $3.9 million. As of September 30, 2008, the potential maximum cash and non-cash future performance obligations associated with our acquisitions were $5.6 million in the aggregate. Also, at September 30, 2008, we had a letter of credit for $400,000 outstanding in connection with a settlement of union-related litigation.
We do not otherwise participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.
Related Party Transactions
As part of the Casie Group acquisition, we issued a note payable to a former stockholder in the principal amount of $1.0 million. The note payable accrues interest at 6.77% per year and is payable in the following two installments: $333,333 due December 31, 2009 and the remaining principal balance plus any accrued and unpaid interest on December 31, 2010. This note payable had an outstanding balance of approximately $1.0 million at September 30, 2008. The note is subordinated in right of payment to our existing revolving lines of credit.
As of September 30, 2008, we had approximately $0.3 million in due to affiliates, which consists of amounts due from Casie Group to its joint venture, ACR. The $0.3 million includes a $0.2 million advance received by Casie Group from ACR to provide working capital to Casie Group for work done on behalf of the joint venture, and $0.1 million of payables due from Casie Group to the joint venture for cash received by Casie Group from customers of ACR.
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
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specially, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective immediately including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial statements.

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
Item 4T. Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based upon the September 30, 2008 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the Securities and Exchange Commission. These officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives.
Since we have become a new public company as of August 19, 2008, we are not yet subject to the requirement to evaluate (i) pursuant to Exchange Act Rule 13a-15(c), our internal control over financial reporting or (ii) pursuant to Exchange Act Rule 13a-15(d), any change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report. However, during the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders.
The information required by this Item 4 has been reported in Part II, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
Item 5. Other Information.
Casie Group Refinancing
On November 12, 2008, Casie Group (as borrower) and Pure Earth, Inc. (as guarantor) closed on a new $8,000,000 term loan with Susquehanna Bank (“Susquehanna”), the proceeds of which are to be used for refinancing existing debt at Casie Group with the previous lender and for reimbursing us for capital expenditures and working capital advances made to or on behalf of Casie Group. The previous debt held by Casie Group consisted of a $2.4 million revolving line of credit and $2.9 million in various bank and equipment notes payable which carried interest rates ranging from 6.50% to 8.50% with varying maturities. The new consolidated term loan matures on November 15, 2015, is payable in 84 monthly installments and bears interest at an adjustable rate equal to 250 basis points above the one-month London interbank offered rate, which was approximately 3.91% as of November 12, 2008. This interest rate will be adjusted on the 15th of every month beginning December 15, 2008. We also entered into an $8.0 million interest rate swap agreement with Susquehanna by which we are required to pay a fixed rate of interest at 6.10% to Susquehanna over a 7 year term corresponding to the loan term, in exchange for the payment by Susquehanna to us of adjustable rate payments based on 1 month LIBOR, plus 250 basis points. Entering into this swap agreement effectively converts our adjustable rate loan into a fixed rate loan at 6.10%. The loan is collateralized by the mortgaged properties and equipment held by Casie Group, excluding accounts receivable, inventory and three pieces of excluded equipment.
The consolidated term loan contains a financial covenant which requires Pure Earth, Inc. as the guarantor to maintain a maximum leverage ratio of 4.0 to 1.0, measured annually at the end of each fiscal year commencing on December 31, 2009. In addition, we are required to provide annual financial statement and other financial information as requested by the lender, as well as quarterly environmental reports for compliance purposes. We were also required to establish a reserve account from the loan proceeds in the amount of $720,000 to be held by Susquehanna in the borrower’s name for the purposes of paying the first six months of principal and interest payments.

Amendment of the Revolving Line of Credit
Effective on October 21, 2008, and in connection with our senior lender approval of the Casie Group refinancing, we also entered into an amendment of Pure Earth, Inc.’s $7.5 million revolving line of credit with our senior lender. Following the closing of Casie Group’s refinancing and pending satisfactory audits by the senior lender, Casie Group along with certain of our other subsidiaries will become borrowers under this revolving line of credit, and the accounts receivable and inventory of these entities will become collateral and, to the extent eligible, part of the available borrowing base. Other provisions of this amendment include the following:

a.	The net proceeds totaling approximately $1.8 million from the Casie Group refinancing, after the repayment of the existing Casie Group debt, the establishment of the $720,000 reserve (described above) and the payment of transaction fees, shall be applied to the outstanding indebtedness under the revolving line of credit (described above).

b.	The rate of interest under a floating rate borrowing has been changed to mean the greater of 5.0% or the lender’s prime rate, plus 2.75%, and or the rate of interest to be charged under a LIBOR Advance shall be equal to the LIBOR rate, as specified in the credit agreement, plus 3.00%.

c.	We shall issue to our senior lender a warrant to purchase up to 50,000 shares of our unregistered common stock of at an exercise price of $1.50 per share, upon other terms subject to negotiation.

d.	We shall pay to our senior lender a fee of $125,000 as compensation for this amendment and past amendments of the revolving line of credit agreement.

e.	The capping of loan availability on two of our concentration accounts along with additional and revised financial covenants will be determined after future negotiations between us and the senior lender.

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

2.8.5	(a)	Letter, dated January 7, 2008, from Pure Earth, Inc. to Gregory W. Call regarding calculation errors in the Fifth Amendment to Stock Purchase Agreement, dated December 21, 2007 (1)

Exhibit
No.		Description

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

2.10	*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)

3.1.1		Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (2)

3.1.2		Pure Earth, Inc. Certificate of Designation, Preferences, Rights, and Limitations of Series A Preferred Stock, 10% Coupon (1)

3.1.3		Pure Earth, Inc. Certificate of Designation, Preferences and Rights of Series B Preferred Stock (1)

3.2		Second Amended and Restated Bylaws of Pure Earth, Inc. (2)

10.1		Commercial Lease, dated October 26, 2007, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc. (1)

10.1.1		Memorandum of Understanding, dated September 25, 2008, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc. (3)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

(1)	Incorporated by reference from the Company’s registration statement on Form 10 (File No. 0-53287), as filed with the SEC on June 20, 2008.

(2)	Incorporated by reference from Pre-Effective Amendment No. 1 to the Company’s registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

(3)	Incorporated by reference from Post-Effective Amendment No. 2 to the Company’s registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on November 4, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE EARTH, INC.
Date: November 14, 2008	By:	/s/ Mark Alsentzer
Mark Alsentzer
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Brent Kopenhaver
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

2.8.5	(a)	Letter, dated January 7, 2008, from Pure Earth, Inc. to Gregory W. Call regarding calculation errors in the Fifth Amendment to Stock Purchase Agreement, dated December 21, 2007 (1)

Exhibit
No.		Description

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

2.10	*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)

3.1.1		Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (2)

3.1.2		Pure Earth, Inc. Certificate of Designation, Preferences, Rights, and Limitations of Series A Preferred Stock, 10% Coupon (1)

3.1.3		Pure Earth, Inc. Certificate of Designation, Preferences and Rights of Series B Preferred Stock (1)

3.2		Second Amended and Restated Bylaws of Pure Earth, Inc. (2)

10.1		Commercial Lease, dated October 26, 2007, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc. (1)

10.1.1		Memorandum of Understanding, dated September 25, 2008, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc. (3)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

(1)	Incorporated by reference from the Company’s registration statement on Form 10 (File No. 0-53287), as filed with the SEC on June 20, 2008.

(2)	Incorporated by reference from Pre-Effective Amendment No. 1 to the Company’s registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

(3)	Incorporated by reference from Post-Effective Amendment No. 2 to the Company’s registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on November 4, 2008.