Form 10-K
period 2008-12-31
Pure Earth, Inc.
filed 2009-03-31
CIK 1436351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 000-53287

Pure Earth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1385335

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Neshaminy Interplex, Suite 201
Trevose, Pennsylvania	19053

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 639-8755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None.	None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $25,481,233, based on the closing sale price of a share of such common stock as reported on the Pink Sheets® automated electronic quotation service. Solely for the purpose of calculating this aggregate market value (and for no other purpose), the registrant has defined its affiliates to include (i) those persons who were, as of June 30, 2008, its executive officers, directors and beneficial owners of more than 10% of its common stock, and (ii) such other persons who were, as of June 30, 2008, controlled by, or under common control with, the persons described in clause (i) above.
The number of shares outstanding of the registrant’s common stock as of March 2, 2009 was 17,626,799.
Documents Incorporated by Reference:
Selected portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-K.

PURE EARTH, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
*       *       *
Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, except as otherwise indicated, we have elected to comply throughout this Annual Report on Form 10-K with the scaled disclosure requirements applicable to “smaller reporting companies.” In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, the terms “we” “us,” “our,” and the “Company” refer to Pure Earth, Inc. and our consolidated subsidiaries taken together as a whole.

PART I
Item 1. Business.
Forward-Looking Statements
Except for the historical information presented herein, the matters discussed in this Annual Report on Form 10-K and the information incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or future financial performance. These statements can be identified by the use of forward-looking terminology such as “believes,” “plans,” “will,” “intends,” “seek,” “scheduled,” “future,” “potential,” “continue,” “estimates,” “anticipates,” “hopes,” “goal,” “objective,” “expects,” “may,” “should,” “could” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.
We caution you that no statements contained in this annual report should be construed as a guarantee or assurance of future performance or results. You should not place undue reliance upon any forward-looking statements. Forward-looking statements involve risks and uncertainties, including those discussed in “Item 1A. Risk Factors” and elsewhere throughout this annual report and in other reports we file with the Securities and Exchange Commission. The actual results that we achieve may differ materially from any forward-looking statements due to the effect of such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this annual report and in our other reports filed with the SEC that attempt to advise interested parties of the risks that may affect our business, financial condition and results of operations.
Company Overview
We are a diversified environmental company that specializes in delivering innovative solutions for the health and well-being of the planet. We are a provider of integrated environmental transportation, disposal, recycling, consulting, engineering and related services, enabling the beneficial reuse of soils and industrial waste streams into approved disposal facilities or Brownfield sites. We operate in the following five reportable business segments, which serve as strategic business units through which our environmental products and services are generally organized:
•	Transportation and Disposal — We provide transportation and disposal services for excavated clean and contaminated soils from urban construction projects in the mid-Atlantic region and the New York metropolitan area.

•	Treatment and Recycling — We remove, process, treat, recycle and dispose of residual waste from a variety of different industrial and commercial sources, targeting customers along the U.S. eastern seaboard.
•	Environmental Services — We provide a wide range of environmental consulting and related specialty services, including:
•	environmental investigation and engineering services to commercial and residential customers; and

•	locating and acquiring Brownfield sites for subsequent development, restoration and potential resale with capping material from our existing facilities or directly from our customer base.
•	Materials — We produce and sell recycled construction materials for a variety of construction and other applications, including crushed stone and recycled aggregate. Our construction materials are produced to meet all prevailing specifications for their use.

•	Concrete Fibers — We recycle used carpet fibers into environmentally sustainable, or “green,” fiber material used to reinforce concrete. We also repack and distribute various other fibers as additives to concrete products. This segment began its operations on April 1, 2008 with our acquisition of specified assets of Nycon, Inc.
We are leveraging our integrated environmental, transportation and disposal services to invest in and reclaim Brownfield properties. Brownfields are parcels of real property that generally have been used for industrial or commercial purposes and whose redevelopment may be complicated by the presence or potential presence of a hazardous substance, pollutant or contaminant. Cleaning up and reinvesting in these properties takes development pressures off undeveloped and open land, revitalizes an otherwise blighted or potentially blighted property for productive use, improves and protects the environment, improves the local tax base and facilitates job growth. We believe that our investment in Brownfield properties, together with our environmental treatment, recycling and related services, supports our primary mission to act as a steward of the environment.
As we are a relatively new company, a key element of our formation and growth to date has been our ability to identify potential complementary environmental services and beneficial reuse companies or specific assets of such companies as acquisition targets, to negotiate and successfully close those acquisitions, and to integrate the acquired businesses and assets into our operations. By combining these existing and new technologies into a single organization, we believe we can be the leading provider of a wide array of soil reclamation, waste recycling and other environmental services. We plan to utilize these services internally to rehabilitate Brownfield properties that we own, operate, control or develop, so that we can ultimately resell them as commercial real estate opportunities.
Organizational Summary
Pure Earth, Inc., a Delaware corporation, is a holding company headquartered in Trevose, Pennsylvania that conducts substantially all of its business through its wholly-owned operating subsidiaries and a 50%-owned joint venture. The following table summarizes the operations conducted through our wholly-owned subsidiaries and 50%-owned joint venture.

Subsidiary/Joint	Immediate	Business		Primary	Primary Target
Venture	Parent Entity	Segment	Headquarters	Operations	Markets
Pure Earth Transportation & Disposal, Inc. (“PE Disposal”)	Pure Earth Materials, Inc.	Transportation and Disposal	Bronx, New York	Transportation and disposal of contaminated and clean soils	New York City metropolitan area and northern New Jersey

Juda Construction, Ltd. (“Juda”)	Pure Earth Materials, Inc.	Transportation and Disposal	Bronx, New York	Transportation of contaminated and clean soils, primarily to serve PE Disposal	New York City metropolitan area and northern New Jersey

PEI Disposal Group, Inc. (“PEI Disposal Group”)	Pure Earth, Inc.	Transportation and Disposal	Long Island, New York	Transportation and disposal of contaminated and clean soils	New York City metropolitan area and Long Island

Subsidiary/Joint	Immediate	Business		Primary	Primary Target
Venture	Parent Entity	Segment	Headquarters	Operations	Markets
Casie Ecology Oil Salvage, Inc. (“Casie”) and MidAtlantic Recycling Technologies, Inc. (“MART”)	Pure Earth, Inc.	Treatment and Recycling	Vineland, New Jersey	Processing and recycling of oils, solvents, refinery wastes, contaminated soils and filter cakes in solid and liquid form	Northeastern United States

Rezultz, Incorporated (“Rezultz”)	Pure Earth, Inc.	Treatment and Recycling	Vineland and Millville, New Jersey	Owns 32 acres of real property on which Casie, MART and New Nycon operations are conducted, as well as recycling equipment to process and recycle waste products	Northeastern United States

Advanced Catalyst Recycling, LLC (50%-owned joint venture) (“ACR”)	Casie	Treatment and Recycling	Hudson, New York	Identify, develop and market recycling solutions for generators of spent metal catalysts	United States

Pure Earth Energy Resources, Inc. (“PE Energy”)	Pure Earth, Inc.	Treatment and Recycling	Trevose, Pennsylvania	Start up business to explore recycling of alternative wastes into fuels	Northeastern United States

Pure Earth Environmental, Inc. (“PE Environmental”)	Pure Earth, Inc.,	Environmental Services	Waterbury, Connecticut	Environmental engineering and consulting services for commercial and residential customers	Connecticut and New York

Bio Methods LLC (“Bio Methods”)	Pure Earth, Inc.	Environmental Services	Waterbury, Connecticut	Disposal of regulated medical waste from doctors’ offices, hospitals and nursing homes	Connecticut

Geo Methods, LLC (“Geo Methods”)	Pure Earth, Inc.	Environmental Services	Waterbury, Connecticut	Environmental well drilling for commercial customers	Connecticut and New York

Subsidiary/Joint	Immediate	Business		Primary	Primary Target
Venture	Parent Entity	Segment	Headquarters	Operations	Markets
Echo Lake Brownfield, LLC (“Echo Lake”)	PE Environmental	Environmental Services	Waterbury, Connecticut	Owns Brownfield site	Central Connecticut

HFH Acquisition Corp. (“HFH Acquisition”)	Pure Earth, Inc.	Environmental Services	Trevose, Pennsylvania	Formed for the purpose of purchasing an interest in a Brownfield site	New Jersey and New York

Pure Earth Materials, Inc. (“PE Materials”)	Pure Earth, Inc.	Materials	Lyndhurst, New Jersey	Rock crushing and material recycling operation	New York City metropolitan area and northern New Jersey

Pure Earth Materials (NJ) Inc. (“PE Materials (NJ)”)	Pure Earth, Inc.	Materials	Trevose, Pennsylvania	Holding company for material recycling operation	None

New Nycon, Inc. (“New Nycon”)	Pure Earth, Inc.	Concrete Fibers	Westerly, Rhode Island	Distributor of fiber products and related accessories to the concrete industry	United States
Pure Earth, Inc.’s principal executive offices are located at One Neshaminy Interplex, Suite 201, Trevose, Pennsylvania 19053, and its telephone number is (215) 639-8755.
Formation of Our Business
We were originally formed as a Delaware corporation on February 13, 1997 under the name Info Investors, Inc. with the original purpose of engaging in infomercial marketing, but this business never actively developed and was abandoned in 2006. On January 17, 2006, in connection with our acquisition of South Jersey Development, Inc., we changed our name to Pure Earth, Inc. and began to focus our efforts on the acquisition and operation of companies that provide services related to the transportation and disposal of clean and contaminated soils, while developing Brownfield sites for disposal purposes.
Development of Our Business and Significant Acquisitions
Acquisition of South Jersey Development, Inc.
Effective January 20, 2006, we acquired all of the outstanding stock of South Jersey Development, Inc. in exchange for 9,300,000 shares of our common stock. As a result of this acquisition, the shareholders of South Jersey Development, Inc. owned approximately 76% of our outstanding common stock and controlled our board of directors, and the former director and officer of Info Investors resigned, resulting in a change in control. We also repurchased and retired 1,894,528 shares of our common stock from certain of our existing stockholders at a cost of $150,500. The name South Jersey Development, Inc. was subsequently changed to Pure Earth Materials, Inc. on February 26, 2007.

Pure Earth Materials, Inc., or PE Materials, was originally formed in November 2005 by Mark Alsentzer, our President and Chief Executive Officer, to provide alternative disposal services for lightly contaminated soils and construction debris instead of disposing of it in a landfill. In addition, PE Materials was formed to identify alternative quarry sites in Pennsylvania in an effort to provide lower-cost waste disposal alternatives to customers in the northern New Jersey and New York markets. By planning to dispose of wastes in quarry sites approved to accept such wastes instead of in landfills, PE Materials originally sought to provide disposal services to its customers at a reduced cost and with less negative environmental impact as compared to landfill disposal options.
Acquisitions Related to Transportation and Disposal Segment
Effective January 20, 2006, PE Materials completed the acquisition of all of the issued and outstanding common stock of American Transportation & Disposal Systems, Ltd. (now known as Pure Earth Transportation & Disposal, Inc., or PE Disposal). PE Disposal, a wholly owned subsidiary of PE Materials, is in the environmental disposal and transportation business within the New York City metropolitan area. PE Disposal hauls and disposes of soils and helps customers beneficially reuse those soils. At that time, we also acquired certain assets of Whitney Contracting, Inc., a company that also operated in the transportation and disposal business. We acquired the shares of American Transportation & Disposal Systems, Ltd. and the Whitney assets in exchange for an aggregate of 1,250,000 shares of our common stock, valued at $1.00 per share for accounting purposes. As a condition to closing this transaction, we completed a private placement of 1,700,000 shares of our common stock at a price of $1.00 per share, raising approximately $1.7 million in proceeds.
Effective January 20, 2006, PE Materials also acquired all of the issued and outstanding stock of Juda Construction, Ltd., a trucking and equipment company that at the time had 34 company-owned trucks and the ability to subcontract up to 100 additional trucks as needed to meet any increase in customer demand. In connection with the acquisition, the sole shareholder of Juda received 300,000 shares of our common stock, valued for accounting purposes at $1.00 per share.
On November 19, 2007, we formed a new wholly owned subsidiary, PEI Disposal Group, Inc., whose business includes the purchase, sale, treatment, processing, transport and disposal of contaminated and clean soils. On November 20, 2007, PEI Disposal Group acquired certain intangible assets in the form of a five-year sales representative agreement and a covenant not to compete from Soil Disposal Group, Inc., a company operating in the soil disposal and transportation business primarily in the New York City metropolitan area and on Long Island. In connection with this asset acquisition, we entered into a five-year sales representative agreement and a five-year non-competition agreement with Soil Disposal and four of its sales representatives. Under these agreements, Soil Disposal and these sales representatives will market and promote our soil disposal and transportation services to their existing and new customers. As consideration for this acquisition, we issued to Soil Disposal a non-interest bearing promissory note in the principal amount of $640,000 and 100,000 shares of our common stock valued at $3.00 per share. Soil Disposal is also entitled to receive a maximum of 300,000 additional shares of our common stock contingent upon the PEI Disposal Group’s net sales meeting specified thresholds during the three years after the closing date.
Acquisitions Related to Treatment and Recycling Segment
Acquisition of Casie Group
On March 30, 2007, we purchased all of the outstanding shares of common stock from the shareholders of the following three Casie Group entities located in Vineland, New Jersey: Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc., or MART, and Rezultz, Incorporated. Under the terms of the stock purchase agreement, as amended, as consideration for the acquisition of the shares of the Casie Group companies, we issued to the Casie Group selling stockholders an aggregate of 338,494 shares of our common stock, net of certain post-closing adjustments settled through November 2007. These shares of common stock were valued at

$3.00 per share. Until March 30, 2010, the Casie Group selling stockholders may sell no more than 10,000 of these shares during any calendar month in open-market transactions.
Under the amended stock purchase agreement, if Casie Group and the former owners obtain certain additional environmental permits and certain equipment is installed prior to May 29, 2009, then within 90 days thereafter we would be obligated to issue to certain of the Casie Group selling stockholders an aggregate of 400,000 additional shares of our common stock. The recipients of these additional shares would not be permitted to sell, assign or otherwise transfer the additional shares for a period of one year from the date of issuance. In addition, under the stock purchase agreement, certain of the Casie Group former owners may be entitled to receive up to in the aggregate 435,044 additional shares of our common stock, based upon an evaluation from June 30, 2008 until September 30, 2008 of specified closing date accrued liabilities and the potential settlement of an insurance claim. As of December 31, 2008, we have not issued any shares of additional stock relating to these contingencies as a result of ongoing post-closing claim discussions and negotiations.
Among our various post-closing obligations, we agreed to contribute an aggregate of $4.5 million to the capital of Casie Group for working capital and capital expenditure purposes, in the form of debt or equity, as determined by us. As of December 31, 2008, we have made net advancements of approximately $6.3 million to Casie Group for working capital and capital expenditures purposes.
At closing, we paid to Gregory Call, the President of each of the Casie Group entities, the sum of $1.0 million in cash, in partial satisfaction of an existing $4.2 million loan previously made by Mr. Call to Casie. After closing, the amount payable to Mr. Call under this stockholder loan was reduced by approximately $973,000 in consideration of post-closing adjustments under the stock purchase agreement and the acquisition by Mr. Call from Casie of certain Casie loans receivable. Furthermore, as of November 15, 2007, Mr. Call converted approximately $1.2 million of the amount payable to Mr. Call under this stockholder loan into 373,615 shares of our common stock. The remaining $1.0 million outstanding under these obligations was evidenced by a subordinated promissory note dated as of November 15, 2007 payable and guaranteed by Casie Group. This subordinated promissory note bears interest at a rate of 6.77% per year. Our obligation to pay amounts of principal and interest under this promissory note is subordinated to our obligations to the lenders under our revolving lines of credit. An initial payment of $333,333 is due on December 31, 2009, with the remaining principal and accrued but unpaid interest due on December 31, 2010. As of December 31, 2008, approximately $1.0 million in principal and accrued interest is outstanding under this subordinated promissory note.
Formation of Catalyst Recycling Joint Venture
On April 30, 2007, Casie entered into an agreement to form Advanced Catalyst Recycling, LLC, or ACR. ACR is a joint venture between a third party, Advanced Recycling Technology, Inc., or ARTI, and Casie. Each of Casie and ARTI contributed $1,000 in start-up capital to this joint venture. Each of Casie and ARTI owns a 50% voting and profit interest in ACR and possesses equal decision making power. We have entered into this joint venture with ARTI to identify and enter into recycling opportunities in the market for spent metal catalysts and to develop and market recycling solutions to the generators of those catalysts.
Formation of PE Energy
On March 20, 2008, we formed PE Energy as a start-up business to explore recycling of alternative wastes into fuels and other alternative energy initiatives. Since that date, PE Energy has been in the process of seeking to identify opportunities and sites to begin the treatment and recycling of alternative wastes. In September of 2008, we began brokering the disposal of certain industrial waste materials through the addition of a small sales force. These operations were not material in 2008, but we expect to increase the revenues derived from this sales group in 2009.

Acquisitions Related to Environmental Services Segment
On November 30, 2006, we acquired all of the issued and outstanding stock of Terrasyn Environmental Corporation, now known as Pure Earth Environmental, Inc., an environmental consulting and engineering firm offering a wide range of services to industrial, commercial and public clients. PE Environmental conducts environmental investigations and provides project management and information and data management services, as well as regulatory compliance support. In addition to providing these services to our customers, we utilize these services to support our Brownfield redevelopment efforts.
We acquired PE Environmental in exchange for 280,000 shares of our common stock, valued at $2.00 per share, of which 100,000 shares were held in escrow until March 1, 2008 to satisfy certain indemnification obligations. No indemnification claims were made against the escrowed stock, and therefore, the shares were issued to the selling shareholder in March 2008.
In connection with the acquisition of PE Environmental, on November 30, 2006, we also acquired all of the outstanding membership units of three Delaware limited liability companies: Environmental Venture Partners, LLC, or EVP, Geo Methods and Bio Methods, for a combined purchase price of $250,000 in cash. Geo Methods is engaged in environmental well drilling for commercial customers that are primarily located in Connecticut and New York. Bio Methods is engaged in the disposal of regulated medical waste from doctors’ offices, hospitals, and nursing homes in Connecticut. EVP did not conduct any business since we acquired it and was subsequently dissolved on January 5, 2007.
On September 14, 2007, PE Environmental formed a wholly owned subsidiary, Echo Lake Brownfield, LLC. Echo Lake was formed for the purpose of owning and developing a Brownfield site in the state of Connecticut. On January 3, 2008, we completed the acquisition of this Brownfield site, located in central Connecticut, for a purchase price of $50,000, and assumed estimated environmental cleanup costs of approximately $233,000. We also spent approximately $57,000 on site evaluation costs prior to purchasing the Brownfield site. We expect that this Brownfield site will become operational and begin accepting soils as capping materials in the fourth quarter of 2009.
Acquisitions Related to Materials Segment
Our Materials segment was initially formed with the acquisition of South Jersey Development, Inc., which operates our Lyndhurst, New Jersey rock crushing facility and prior to October 2008 also operated a rock crushing facility in North Bergen, New Jersey. In October 2008, we terminated our lease agreement for the North Bergen facility and subsequently shifted the rock crushing operations previously conducted there to the facility in Lyndhurst, New Jersey.
Effective January 20, 2006, we acquired a customer list from Alchemy Development, LLC, the sole member of which was Philip Guenzer. Mr. Guenzer currently serves as the Vice President of Technical Services for PE Materials. In exchange for the customer list, we issued 75,000 shares of our common stock to Mr. Guenzer, valued at $1.00 per share for accounting purposes. However, due to the loss of these customers during 2007, we concluded that this asset had been impaired and we therefore wrote off the remaining value of the asset.
In September 2007, we formed PE Materials (NJ) to lease a rock crushing facility and soil processing operation in Lyndhurst, New Jersey. The owner of the property was required to transfer existing operating permits to us upon execution of the facility operating agreement, and to obtain certain additional recycling permits with respect to this facility by December 2008. In October 2007, we entered into a five-year lease for this facility and otherwise completed the startup of operations at this facility in December 2007. On June 5, 2008, however, the facility was temporarily closed by the city due to the owner’s failure to obtain a certificate of occupancy and to maintain proper fire retardant systems. The owner subsequently obtained the proper certificate of occupancy and remediated the other deficiencies. We have entered into an amended lease agreement that reduces the rental rate over a two-year period beginning in October 2008, with options to extend for additional terms up to ten years.

Acquisition Related to Concrete Fibers Segment
Effective April 1, 2008, New Nycon, our wholly owned subsidiary, completed the purchase of specified assets from Nycon, Inc., a concrete reinforcing fiber company headquartered in Westerly, Rhode Island. New Nycon has a sales and distribution network that includes 35 domestic and 20 international sales representatives with distribution centers located in California, Florida and Connecticut. Under this agreement, we acquired Nycon’s accounts receivable, equipment and all intangible assets and intellectual property. Prior to this acquisition, Nycon was engaged in the business of processing, packaging and selling reinforcing fibers used as a component of concrete materials. The purchase price for this acquisition included the assumption of obligations of the seller under $225,000 in bank notes payable, and our agreement to pay to Nycon 20% of the free cash flow derived from the operation of the Nycon assets in each of the next four years, up to a maximum cumulative amount of $900,000, not including $75,000 of debt that the former owner has agreed to repay out of such cash flow. In December 2008, the former owner of Nycon agreed to cancel $150,000 of our repayment obligations under the bank notes in exchange for the ability to earn an additional $120,000 of compensation in the form of contingent earn-out payments. We were also required to contribute a minimum of $300,000 to New Nycon on an as-needed basis for working capital purposes. As of December 31, 2008, we have made net advances of approximately $273,000 to Nycon.
In connection with this asset purchase, we entered into an exclusive licensing agreement with the holder of a patent covering the process for making and using reinforcing fiber from post-consumer carpet waste as a substitute for new fibers. During the term of the license agreement, we will pay to the licensor an annual royalty fee equal to 30% of New Nycon’s earnings before taxes, depreciation and amortization, and we also paid the patent holder 15,000 shares of our common stock, which shares were placed in escrow pending the satisfaction by New Nycon of certain financial objectives. The license agreement terminates upon the expiration of the last of the licensor’s patent rights covered by the agreement, which with respect to the process patent is currently expected to be in 2023.
Simultaneously with this acquisition, New Nycon has introduced a new product called Nycon-G™, an eco-friendly reinforcing fiber manufactured from post-consumer carpet waste and developed under the patented process covered by the licensing agreement. We believe that Nycon-G™ is the only concrete reinforcing fiber currently on the market that has minimal or no negative impact on the environment.
Our Business Strategy
We are a diversified environmental company that specializes in delivering innovative solutions for the health and well-being of the planet. We are a provider of integrated environmental transportation, disposal, recycling, engineering, consulting and related services, enabling the beneficial reuse of soils and industrial waste streams into approved facilities or Brownfield sites.
Our overall business strategy consists of the following key elements:
•	Continue to Focus on Our Core Transportation and Disposal Business. We intend to expand and grow this segment, which involves the management, transportation and disposal of excavated clean and contaminated soils from urban construction projects throughout the mid-Atlantic and New England regions. We have hired additional sales representatives and have started up PEI Disposal Group in December 2007 in an attempt to penetrate further the transportation and disposal market and diversify our customer base. We seek to market our transportation and disposal services to Fortune 500 companies, which we believe will present a significant source of large customer accounts.
•	Develop and Grow Revenues from “Green” Construction Materials and Related Products. We will seek to sell a growing variety of construction materials produced by reusing materials transported from construction job sites. We seek to identify new construction sites strategically located in the New York City metropolitan area. These new sources of reusable material, when coupled with the operation of our higher-capacity rock crushing unit, will serve to generate additional revenues for our Materials segment. By acquiring companies with eco-friendly product offerings, such as Nycon, we also intend to expand our line of recycled construction materials.
•	Strive to Be a Leading Provider of Treatment and Recycling Services. Waste disposal and recycling can be a costly problem for owners and developers of various real estate projects and properties. Our Treatment and Recycling segment has one of three facilities in the United States, and the only one in the northeastern U.S., to process hazardous waste for beneficial reuse, which costs the customer on average 50% less than incineration. We also intend to leverage our geographic breadth and services portfolio to offer our customers a single source for treatment and recycling services, thereby simultaneously expanding the options available to our customers and reducing the cost of providing those services. We plan to expand our permits to accept higher levels of contaminated wastes as well as increased volumes of waste.
•	Recycle Waste Products into Alternate Fuels. We plan to develop and process high BTU waste products into a form of fuel that can be used in place of or together with fossil fuels such as coal, natural gas and oil. We are currently investigating potential sites in the northeastern United States to commence operations.

We are also exploring various initiatives to process selected energy materials and provide technical support for the use of alternative fuels in an effort to reduce costs, conserve fossil fuels and reduce the carbon footprint of the energy consumer. Specifically, we are seeking to provide alternative fuel and raw materials services and solutions to the cement industry and other industrial users of fossil fuels, produce alternative fuels from a variety of recyclable materials, including bio-solids, and to provide engineering and environmental support for our products and services.

We believe that these alternative fuels can serve, in part, as replacements for conventional fossil fuels and can be recycled from post-industrial and post-consumer byproducts. A significant degree of processing is typically required in order to use these materials as an alternative fuel source in the conventional combustion process. We seek to partner with the end users of these alternative fuels to provide the procurement of the raw materials, processing and engineering of the material into alternative fuels, and delivery of the alternative fuels to the end user.
•	Expand Geographic Reach and Capacity of Environmental Recycling Facilities. We will generate additional revenues through the growth and expansion of our existing Casie and MART soil treatment and processing facilities. We intend to seek opportunities to acquire additional waste recycling and processing facilities, which would allow us to recycle and process greater quantities of contaminated materials. Finally, we plan to acquire companies operating in markets in which we do not presently serve customers, such as in Massachusetts and Delaware.
•	Leverage Brownfield Sites to Drive Environmental Services Revenue. We intend to increase, over the long-term, the number of Brownfield sites that we own, control, operate or develop. We believe that, by obtaining new disposal sites closer to the markets for our transportation and disposal business, these properties will provide us with potential sources of revenue and lower operating costs, as well as promote additional opportunities for our environmental consulting and engineering services. Also, in viewing these Brownfield sites as real estate ownership and development opportunities, we seek to derive revenues from the ultimate development of Brownfield properties by reselling them to third parties as property that can once again serve a number of desirable uses on a selective basis.

Our Integrated Environmental Services
We provide a wide array of integrated environmental services in five reportable business segments: Transportation and Disposal, Treatment and Recycling, Environmental Services, Materials and Concrete Fibers. Our Concrete Fibers segment commenced in April 2008 with the acquisition of the Nycon assets. Additional financial information regarding our reportable segments appears in Note 22 to our consolidated financial statements as of and for the years ended December 31, 2008 and 2007.
Transportation and Disposal Segment
Disposal of Urban Construction Site Materials
Our core business is the management of excavated clean and contaminated soils, liquids and other materials at urban construction projects in New York, New Jersey and Pennsylvania for beneficial reuse. We provide transportation services through several subcontractors with access to over 100 trucks on a daily basis.
We transport materials to various disposal facilities throughout these areas. Our disposal network includes the following types of facilities:
•	clean soil reuse
•	quarry reclamation
•	landfill cover
•	demolition debris
•	hazardous waste
•	residual waste
•	contaminated soils reuse and recycling
We have exclusive and preferred arrangements with several soil reuse facilities, landfills and other disposal outlets, allowing us to offer our customers competitive pricing on a variety of soils and waste types. These types of agreements allow us to manage the various types of waste and quantities from our customers into the most economical disposal outlets by providing fixed prices over varying periods of time. Our technical staff is knowledgeable in waste classification and the capabilities and limits of area soil reuse facilities, which gives us the ability to provide our customers with a greater number of disposal and cost options.
Mine Reclamation Activities
We are reclaiming mining sites in northeastern Pennsylvania utilizing clean fill materials obtained from our customers in New York and New Jersey. Reclaiming mines in many instances involves restoring the mines to their original contours and eliminating mine discharges or providing perpetual treatment for discharges, such as contaminants that contribute to acid rain, or providing perpetual treatment for discharges left at abandoned sites. As of December 31, 2008, the site in Pennsylvania we have under an exclusive disposal agreement has the capacity for fill for mine stabilization and reclamation purposes of 0.8 million to 1.0 million tons, based on estimates provided by the operator of the mine. We believe we are one of a few companies to take advantage of the Pennsylvania regulatory changes allowing soils with elevated amounts of contaminants to be utilized for this type of stabilization. We are currently looking to expand our mine reclamation services into other geographic areas.
Landfill Services
Currently, New Jersey is burdened with over 300 abandoned landfills in need of governmentally mandated attention. With restrictions on suburban sprawl taking hold in New Jersey and increasing financial incentives available for cleanup of contaminated sites, former landfills — many of which were closed in the 1970s and 1980s for environmental reasons — and other contaminated lands are becoming increasingly popular as sites for industrial, retail and residential development. Recent legislation has extended the parameters within which closure can be completed privately using beneficial reuse of new materials through New Jersey’s Brownfield law. These landfill sites provide an outlet for recycled material from our Treatment and Recycling facilities and from our other customers, depending upon the level of contamination and type of waste material.
Refinery Services
We believe the refinery industry is responding to increased demand for gasoline and other fuels by investing capital obtained through higher fuel prices into refinery expansion. Refinery expansion has increased, and we believe will continue to increase, the production of hazardous waste materials. Regulatory restrictions impact the handling and disposal of these hazardous wastes. For example, U.S. environmental regulations require incineration as the only method of disposal of these materials. An alternative is to transport these wastes to Canada to be placed in a landfill, although Canada is expected to ban these activities sometime in 2009. We believe Casie Group is currently one of three facilities in the United States, and the only facility in the Northeast, with the proper permits to process this hazardous waste into non-hazardous reusable material. We process this material through a centrifuge system to reclaim the oil, discharge the water, and treat the solids. As a result of this process, we can cause this material to be reclassified from a hazardous to a non-hazardous status. Recycled oil from tank bottoms and other sources is sold to local industrial furnaces as fuel blend stock or to cement kilns for use as fuel.
Treatment and Recycling Segment
Years of heavy concentrated industrial activity in the northeastern United States have created a large volume of residual waste that must be managed economically and in compliance with solid waste regulations. Although each jurisdiction may have a different definition of what may constitute residual waste, it is generally defined as unprocessed garbage, refuse or other discarded material. Typically, residual waste must either be beneficially reused or placed in a landfill.
We specialize in developing long-term beneficial reuses of residual waste in response to market needs. Our technical specialists have developed an expertise in beneficial reuse of wastes through years of experience in the area. We provide services to transport, process and dispose of a variety of residual waste streams, including:
•	metal processing slags and spent sands
•	inert filter cakes
•	refinery tank bottoms
•	biosolids
•	coal tar soils
•	demolition debris
•	high BTU, or heat value, materials for alternative energy sources
We have access to the following facilities available for residual waste reuse:
•	land application sites
•	cement kilns
•	asphalt plants
•	landfill cover projects
We also research and identify other residual waste reuse facilities for a particular waste stream that we do not process ourselves. To be able to provide our customers with cost- and time-efficient service, we seek to obtain and maintain strategic partnerships with other facilities that process a wide variety of residual wastes.
MART owns and operates a parallel-flow thermal desorption unit, or TDU. Thermal desorption is a process that uses heat to physically separate contaminants from the soil. This process is different from incineration, which uses extreme heat to destroy the contaminants in the soil. Thermal desorption systems work well at, among other things, separating organic components from refining wastes. These systems can separate solvents, pesticides, polychlorinated biphenyls, or PCBs, dioxins and fuel oils from contaminated soil. Thermal desorption generally does not work on most metals, which require higher temperatures to vaporize the metallic particles. Nevertheless, thermal desorption is the treatment method of choice at many Superfund sites.
Our TDU treats mainly petroleum and coal tar contaminated soils by heating them in a primary treatment unit, or PTU, to predetermined temperatures ranging from about 400 to 1,000 degrees Fahrenheit. The PTU consists of a rotary drum in which the contaminated materials enter at the burner end of the PTU and the gases and hot treated materials exit the opposite end. At the appropriate and predetermined temperature, the contaminants turn to vapor and separate from the soil. At the soil discharge end of the PTU, clean, treated soil exits, which after cooling is ready for re-use.
The vaporized airborne contaminants exit the PTU and are subjected to further heating in a secondary treatment unit, or STU. The STU thermally treats the exhausted airborne contaminants from the PTU to predetermined temperatures ranging from approximately 1,400 to 1,800 degrees Fahrenheit. The hydrocarbons that were separated from the previously contaminated soils are then converted into carbon dioxide and water vapor, which are then cooled and filtered through a device called a baghouse. The baghouse collects and filters the fine, treated soil dust that remains in the exhaust gases.
We believe that our parallel-flow TDU system is safer than the conventional counter-flow TDUs. The typical counter-flow system requires the baghouse to follow the PTU and filter the airborne particulate from the exhaust gases prior to the gases entering the STU. As a result, in a counter-flow system, the evaporated hydrocarbon contaminants from the PTU can condense on the baghouse bags, which can cause catastrophic fires in the baghouse.
In March 2008, we formed PE Energy for the purpose of exploring the recycling of wastes into alternative fuels on a completely “green” basis. We are currently in the process of identifying potential sites in which to begin executing this strategic initiative. Our business strategy to recycle high BTU waste streams into alternative fuels is driven by our efforts to provide lower cost recycling outlets and “green” recycling alternatives to customers seeking price differentiation or demanding 100% recycling of their waste products, as well as by the significantly higher cost of fossil fuels.
Many waste streams have high BTU value but yet are currently being disposed of in landfills. We believe that market demand exists for alternative commercial fuel products that can be recycled from these high BTU wastes. We are seeking to develop or acquire operations that will allow us to identify these wastes and process them into a readily accepted alternative fuel, which then can be sold to end users at a discounted price compared to fossil fuel prices. We believe that many customers will seek to have their waste streams recycled and converted into alternative energy fuels once they are educated as to the “green” and cost-effective characteristics of these processes and materials.
Environmental Services Segment
Engineering and Consulting Services
We offer environmental consulting and engineering services to industrial, commercial and other third party clients. We also have several well drilling rigs used exclusively in connection with providing consulting services to our customers. We have designed and implemented programs that have blended technical, business and compliance-related strategies on behalf of our clients. All of these services are required for Brownfield site redevelopment. The projects that we undertake range in size from simple one-time tasks, to multi-phase complex engineering programs. Our services include:
•	site assessment and investigation

•	regulatory compliance and permitting
•	engineering and design
•	underground storage tank services
•	remedial investigations and feasibility studies
•	risk-based closures and corrective actions
•	equipment maintenance, optimization and operation services
•	environmental liability transfer
•	environmental risk assessment
•	environmental and commercial drilling services
•	contract staffing and program outsourcing
Medical Waste Disposal
We have a small medical waste collection and disposal business that services customers in Connecticut and New York.
Brownfield Site Redevelopment
In the early 1990s, stakeholders expressed their concerns to the U.S. Environmental Protection Agency, or EPA, about the problems associated with Brownfields in the United States. A Brownfield is generally defined as any real property, the expansion, redevelopment, or reuse of which may be complicated by a potential or actual hazardous substance, pollutant or contaminant. A Brownfield site may be a residential, commercial or industrial property. The EPA estimates that there are more than 450,000 Brownfield sites in the United States. More than 600,000 properties that were once used for industrial, manufacturing or other commercial purposes had been abandoned or were underutilized as a result of hazardous substance contamination or the suspicion that such contamination existed. These Brownfield areas, particularly those in city centers, contributed to blight and unemployment in surrounding communities. The fear of owning, operating or redeveloping properties with suspected environmental liabilities prevented communities, developers and investors from restoring these properties to productive use and revitalizing impacted neighborhoods.
In 1995, the EPA instituted a results-oriented program to change the way contaminated property is perceived, addressed and managed. This program was designed to empower states, communities, and other stakeholders in economic redevelopment to work together in a timely manner to prevent, assess, safely cleanup and sustainably reuse Brownfields. Initially, the EPA provided small amounts of seed money to local governments, which launched hundreds of two-year Brownfield pilot projects. The EPA also provided funding to create local environmental job training programs to ensure that the economic benefits derived from Brownfield revitalization efforts remain in local neighborhoods. Federal laws, such as the Small Business Liability Relief and Brownfields Revitalization Act signed in 2002, have expanded potential federal financial assistance for Brownfield revitalization, including grants for assessment, cleanup and job training. This law also limits the liability of certain contiguous property owners and prospective purchasers of Brownfield properties to encourage revitalization and reuse of Brownfield sites. Finally, this law expanded eligibility for Brownfields funding by broadening the entities eligible for funding and by permitting the award of cleanup grants to eligible entities, including nonprofit organizations that own the property they wish to clean up. According to the EPA, its investment in this program has resulted in leveraging more than $6.5 billion in Brownfields cleanup and redevelopment funding from the private and public sectors, and creating approximately 25,000 new jobs.
State programs, including Pennsylvania’s Growing Greener and Growing Greener II initiatives and New Jersey’s Voluntary Cleanup Program, or VCP, provide incentives to eliminate costly environmental liabilities by supporting specific clean-up and redevelopment projects. Growing Greener II, for example, is expected to direct approximately $230 million to the Pennsylvania Department of Environmental Protection from 2005 through 2010 for a variety of environmental cleanup projects, including serious environmental problems at abandoned mines and contaminated industrial sites. New Jersey’s VCP program facilitates a flexible approach for managing remediation of sites with low levels of contamination to turn them into viable commercial or residential centers. Additionally, an area that is classified as a Brownfield under the New Jersey Brownfield and Contaminated Site Remediation Act can be remediated under the VCP, which permits easier and faster reclamation and reuse of formerly contaminated facilities. As a result, many Brownfield sites previously avoided by developers are being reclaimed and recycled into viable parcels that serve to stimulate economic growth by expanding the area’s financial and tax base, and to continue to protect the environment.
As a result of these initiatives, federal, state and local programs providing funding for redevelopment and cleanup initiatives have gained momentum since the mid-1990’s and are generating significant public and private expenditures. For example, the federal Brownfields Tax Incentive signed into law in August 1997, as amended in December 2000, permits eligible taxpayers to fully deduct certain environmental cleanup costs at targeted sites in the year in which the costs were incurred, rather than having to capitalize them over time. According to the EPA, the U.S. Treasury Department estimates that this tax incentive will leverage $3.4 billion in private investment and return approximately 8,000 Brownfields to productive use.
We believe these federal and state initiatives, together with increased spending on Brownfield reclamation projects, have created an increased demand for our services. We have developed and will continue to develop our integrated platform of environmental services that allow us to locate potential Brownfield investment opportunities, acquire the site, assess the necessary redevelopment steps and perform and complete much of the required work in a timely and cost-effective manner. We have the following capabilities with respect to Brownfield development:
•	We have personnel who have what we believe to be the real estate industry background necessary to assess the economics of potential Brownfield sites.
•	We have a staff of environmental professionals who can plan the most cost-effective clean-up methods and direct outside environmental consultants and remediation specialists, if necessary.
•	We have significant experience in navigating complex environmental regulatory rules and in working with environmental regulatory personnel at all levels to complete necessary engineering work and to obtain final regulatory approvals.
We seek to identify Brownfield sites that we can own, operate, control or develop to provide disposal outlets to customers and facilities in the northeastern United States, which in turn will place our services closer to their markets. We select these Brownfield sites based upon cost, capacity, permit considerations and proximity to these customers and facilities. At present, we currently own one Brownfield site in central Connecticut. Subject to the availability of resources, our goal is to identify and acquire additional Brownfield sites that will complement our existing integrated environmental services.
Where feasible, we intend to utilize our own Environmental Services, Transportation and Disposal and Treatment and Recycling business segments to assist in these efforts. By doing so, we will be able to perform the necessary work to revitalize these properties on a more cost-effective basis. Our integrated environmental services platform will allow us to conduct environmental consulting and engineering work efficiently and reduce the amount of time needed to rehabilitate the property. Further, our consulting and regulatory expertise will help us to navigate among the relevant and numerous environmental regulatory agencies, requirements and personnel without having to engage costly outside consultants or contractors to do so. Ultimately, we intend to sell our Brownfield sites as productive, usable land for industrial, commercial or residential development, depending on the particular property and location. By decreasing our costs of rehabilitation, we believe that our Brownfield site redevelopment program will become a successful part of our overall business strategy.

Materials Segment
We recognize the opportunity and value in recycling, reprocessing and reselling materials that we remove from jobsites, especially to support “green” construction efforts. We currently produce a variety of clean, recycled construction materials for customers throughout our service area. For example, we accept material such as large rock from construction sites. We then crush the stone and aggregate from those materials at our rock crushing and recycling facility in Lyndhurst, New Jersey and resell the recycled stone back to contractors, wholesalers and retail construction materials suppliers.
We recycle and resell crushed stone (1 1/2”, 3/4” and 3/8” stone and stone dust) and recycled aggregate, including dense grade aggregate. All materials offered for sale are intended to meet prevailing specifications for their proper use.
Concrete Fibers Segment
Effective April 1, 2008, New Nycon, our wholly owned subsidiary, acquired certain of the assets of Nycon, Inc. See “— Development of Our Business and Significant Acquisitions — Acquisition Related to Concrete Fibers Segment.” In the early 1980’s, Nycon was one of the original developers of synthetic fibers that served to prolong the service life of concrete. Nycon initially developed a three-dimensional, multi-filament nylon fiber specifically designed for reinforcing concrete and cement-based products. Since 1999, Nycon expanded its offerings to include a full spectrum of steel, synthetic and glass reinforcing fibers.
New Nycon’s portfolio of products features a wide array of reinforcing fibers, including steel, glass, nylon, polyolefin, polypropylene and polyvinyl alcohol. These fibers can be used in a variety of construction and concrete applications, including industrial floor slabs, airport runways, nuclear containments, decorative concrete, stucco, plaster and precast products, depending upon the type and specific properties of the particular fiber.
In May 2008, New Nycon introduced a new product line called Nycon-G™, an eco-friendly reinforcing fiber manufactured from post-consumer carpet waste and developed sustainably under a patented process. Available in both nylon and polypropylene blends, we believe that the production of Nycon-G™ fibers has minimal or no negative impact on the environment and that these are the first concrete fibers in production that both increase the utility and value of concrete and support a “green” building process. By using carpet waste, Nycon-G™ extends the useful life of post-consumer carpet instead of increasing the burden on landfill space. The performance of Nycon-G™ for a specific application is at least comparable to other products in New Nycon’s line of concrete fibers designed for that application. Furthermore, Nycon-G™ serves to enhance a building project’s eligibility to receive Leadership in Energy and Environmental Design, or LEED, certification from the U.S. Green Building Council, a non-profit trade organization that promotes sustainability in how buildings are designed, built and operated. Receiving LEED certification can provide building project owners with a number of benefits, including:
•	higher lease rates;
•	enhanced resale values;
•	potential federal, state and local tax credits and incentives; and
•	the ability to offer financial benefits to tenants, such as operating cost savings, improved worker productivity and health, and insurance and risk management benefits.
New Nycon also provides product support services that enable its customers to work effectively and competitively. New Nycon’s support services ensure that its distribution channels deliver product in a timely manner by:
•	keeping up to date on changes in the concrete and synthetic fiber industries;
•	developing new applications for fiber technology;
•	educating customers in the latest industry advances; and

•	providing timely and responsive customer support.
As part of our acquisition of Nycon, we entered into an exclusive, worldwide license agreement with the holder of certain patented technology for making and using the Nycon-G™ product line. Upon entering into this license agreement, we paid the licensor a fee of 15,000 shares of our common stock, which were placed in escrow pending the satisfaction by New Nycon of certain financial objectives. We agreed to pay the licensor a consulting fee of $7,740 per month for the first 12 months of the license agreement, and an annual royalty fee of 30% of the earnings before taxes, depreciation and amortization generated by New Nycon’s fiber and fiber-related products, equipment, technology and services. The license agreement terminates upon the expiration of the last of the licensor’s patent rights covered by the agreement, which with respect to the existing process patent is currently expected to be 2023. The licensor may terminate the license agreement upon 30 days’ advance notice if we fail to make any required payment under the license agreement.
Impact of 2009 Stimulus Plan
In February of 2009, President Barack Obama and Congress approved a $787 billion economic stimulus package that included among its list of priorities additional funding of $120 billion for infrastructure and science and $37.5 billion for energy. We believe that the earmarking of funding for infrastructure projects and renewable energy plans could have a positive impact on our future operating results. More specifically, some of the additional details of this stimulus plan, totaling approximately $41 billion, which we believe could impact our operations are as follows:
•	$3.1 billion designated for repair, restoration, and improvement of public facilities;
•	$27.5 billion for highway investments and improvements;
•	$1.5 billion for competitive grants to state and local governments for transportation improvements;
•	$750 million for New Starts and Small Starts projects that are already in construction or in the final design stages;
•	$1.2 billion for environmental cleanup programs;
•	$1.3 billion for loans and grants for water and waste disposal facilities in rural areas;
•	$3.5 billion for fossil energy research and development;
•	$2.5 billion for renewable energy research; and
•	$6.0 billion for loan guarantees of renewable energy projects.
The most immediate effects of the stimulus plan are expected to be in our Transportation and Disposal segment, which should benefit from the portion of the funding allocated to construction and development projects in the northeastern United States. In the 2008 U.S. Conference of Mayors’ report, the total cost of “shovel-ready” projects submitted for certain states in this area was as follows:
•	$1.3 billion for projects in New York;
•	$2.7 billion for projects in New Jersey;
•	$2.7 billion for projects in Connecticut; and

•	$4.5 billion for projects in Pennsylvania.
Other significant impacts of this stimulus plan are expected to be in relation to our Treatment and Recycling segment and the development of PE Energy, which is currently exploring various initiatives to process selected energy materials and provide technical support for the use of alternative fuels in an effort to reduce costs, conserve fossil fuels and reduce the carbon footprint of the energy consumer. We believe that the additional funding allocated to renewable energy and energy research should serve to assist us in the development of our PE Energy initiatives by providing for access to additional funding and incentives for companies to engage in increased renewable energy strategies.
Furthermore, the designation of funding for highway investments and infrastructure improvements is another area upon which we are attempting to capitalize through our Concrete Fibers segment, which could potentially supply a portion of the concrete fibers needed for projects of this type. In addition, our Nycon-G™ fiber could be implemented into infrastructure projects to add an additional “green” element to these projects. The stimulus plan also provides additional funding for environmental cleanup programs and other public works jobs, which could also positively impact the demand for our environmental consulting services, treatment and recycling and our transportation and disposal operations.
Raw Materials
Our Materials segment requires us to obtain raw material in the form of uncrushed and unprocessed rock. We typically obtain this material from local construction and excavating job sites, whereby the supplier pays us to dispose of the rock taken away from the construction site. We believe that the current marketplace contains a sufficient amount of raw materials, not from any one particular supplier, to meet our supply needs for the Materials segment.
Our Concrete Fibers segment is also dependent upon the supply of raw materials. We obtain raw material in the form of nylon resins and polymers made from petroleum in order to produce concrete fibers. We then package this raw material at our warehouse facility into industry standard packaging and re-sell the packaged concrete fibers to our customers. We typically obtain these raw materials from various manufacturers, including Solutia, Inc., INVISTA, ABC Fibers (a division of Alabama Bag Company, LLC), and Kuraray Co. Ltd., for which we believe an adequate supply exists to support our operations for the foreseeable future. Our recently introduced Nycon-G™ line of products is manufactured from post-consumer carpet waste and developed under a patented process. We believe that we have, and will continue to have, access to sufficient sources of waste carpet to meet our current and anticipated needs for the foreseeable future.
Sales and Distribution
Transportation and Disposal, and Materials Segments
Our Transportation and Disposal and our Materials segments share an independent sales force consisting of four representatives, as well as several other sales personnel and consultants, with significant experience in the soil transportation and disposal industry. This sales team utilizes publicly accessible sources to identify companies with potential excavation, transportation and disposal needs. These potential sales leads might include, among others, construction contractors, tank contractors, remediation contractors and environmental consultants. Once identified, members of our sales team introduce themselves to these companies by direct contact. Our sales team can assist potential customers in developing a cost-effective excavation, transportation and disposal plan, in part by identifying a suitable disposal matrix to various facilities for the materials. Factors that typically guide our facility selection include tonnage, type and level of contaminants present, jobsite location and geophysical characteristics of the site. Where appropriate, our Transportation and Disposal segment’s sales force may also generate internal leads for other of our segments, including Treatment and Recycling and Materials.

Treatment and Recycling Segment
Our Treatment and Recycling segment is staffed by an internal sales force that focuses on commercial, industry and refinery companies. This internal sales force also focuses on construction, tank and remedial contractors who have complex environmental projects requiring equipment and personnel on site to facilitate the removal of wastes.
Environmental Services Segment
Our Environmental Services segment has several project managers who call on engineers, consultants and contractors to market their services. They also receive leads from sales personnel working for our other segments. On large and complex projects, it may require several of our sales and marketing personnel working together with company managers to sell and perform the services necessary to complete the project on time and within cost parameters.
Concrete Fibers Segment
New Nycon’s concrete fiber products are repackaged and distributed through in-house and outsourced distribution centers. Our Concrete Fibers segment uses Nycon’s independent sales and distribution network of approximately 35 domestic and 20 international sales representatives to assist us in these efforts. We plan to renew our sales and marketing efforts within this segment through the marketing of our Nycon-G™ product line as well as through attempting to establish long term, high volume contracts with large industrial companies.
Customer Concentration
Our three largest customers comprised approximately 19% of our consolidated revenues for the year ended December 31, 2008 and two customers comprised 41% of our consolidated revenues for the year ended December 31, 2007.
With respect to our individual segments, our customer concentration was as follows:
•	Transportation and Disposal. Three customers accounted for approximately 36% of this segment’s revenues for the year ended December 31, 2008 and two customers accounted for 74% of its revenues for the year ended December 31, 2007.
•	Treatment and Recycling. Five customers accounted for approximately 42% of revenues in this segment for the year ended December 31, 2008. One customer accounted for approximately 15% of revenues in this segment for the year ended December 31, 2007.
•	Environmental Services. Two customers accounted for approximately 49% of revenues in this segment for the year ended December 31, 2008. Three customers accounted for approximately 43% of revenues in this segment for the year ended December 31, 2007.
•	Materials. Two customers accounted for approximately 49% of revenues in this segment for the year ended December 31, 2008. Three customers accounted for approximately 93% of such revenues for the year ended December 31, 2007.
•	Concrete Fibers. Three customers accounted for 17% of revenues in this segment for the period from April 1, 2008, the date that this segment’s operations began, through December 31, 2008.

Competition
We operate in highly competitive markets and face substantial competition in all phases of operations from a variety of different competitors, depending on the industry and service area. Within the waste treatment and recycling industry generally, price, transportation logistics, processing capacity and liability management are key decision drivers for potential clients. The following is a description of key competitive factors for each of our reportable business segments.
Transportation and Disposal Segment
Our Transportation and Disposal segment bases its pricing on the cost to dispose of waste into landfills or other facilities and subcontractor costs, which are impacted by the cost of fuel and the distance from the job site to the disposal outlet. The Transportation and Disposal segment faces competition from other similar trucking and disposal operations in the Northeast region, including Andrews Trucking, Ltd., Impact Environmental, Clean Earth, Inc., Leticia, Inc. and other smaller independent brokerage operations. We believe that our Transportation and Disposal operations are competitive due to our long-standing and existing contacts and customer relationships within the construction industry, and particularly in the New York metropolitan area.
Treatment and Recycling Segment
We believe our Treatment and Recycling segment offers competitive pricing due to the competitive cost structure of our recycling facilities, our ability to match waste streams to the appropriate technology, and our ability to transform contaminated wastes into reclaimed material for beneficial use. In addition, our throughput capacity and source of cost-advantaged fill materials from our Treatment and Recycling segment have allowed us to be in a position to capture the larger recycling jobs in the Northeast region. Our current Treatment and Recycling operations compete with those of, among others, Clean Earth, Inc., Clean Harbors, Inc., EMSI Services, Inc., Earle Asphalt Company and Soil Safe, Inc. We anticipate that our proposed operations to convert high-energy BTU waste into alternative fuels will compete with the similar operations of Synagro Technologies, Inc., New England Fertilizer Company, EnerTech Environmental, Inc., Veolia Environnement and N-Viro International Corporation.
Environmental Services Segment
Within the Environmental Services segment, we believe we differentiate our operations based on several key competitive factors, including the breadth of our service offerings, price and track record. Our rehabilitation of Brownfields within this segment is aided by the use of materials and soils from our other business segments, which we believe will contribute to the success of this segment in future periods. The Environmental Services segment faces competition from other mid-size environmental consulting firms and real estate development companies, some of which may also invest in and seek to rehabilitate Brownfield sites, including Langan Engineering & Environmental Services, Roux Associates, Inc. and Birdsall Engineering, Inc.
Materials Segment
Our Materials segment faces competition from construction and contracting companies that also operate in the market for recycling construction material. The pricing of our crushed rock products is dependent upon the supply and demand of the construction industry in the New York metropolitan area for our products. Our ability to compete in this segment is also dependent on our ability to obtain unprocessed rock material from construction projects and excavation sites. We believe that our Materials segment is well positioned to compete in this area given the synergies created between this segment and our Transportation and Disposal segment, which allow us to obtain and sell materials through the same customer contacts. Our Materials segment competes with Haines & Kibblehouse, Inc., Tilcon Connecticut Inc. and Tilcon New York Inc.

Concrete Fibers Segment
Our Concrete Fibers segment operates in a mature industry dominated by several large companies that purchase the majority of the concrete fiber output for use in commercial and industrial concrete products. The demand for our concrete fiber products is driven in large part by demand from the commercial and residential construction industries and prices set by the large companies that purchase our concrete fiber output. Our ability to compete in this segment is dependent upon our ability to negotiate favorable sales agreements with these companies and our ability to manage the costs of obtaining raw materials and the sale of our concrete fiber products. We believe that certain of our product lines, such as Nycon-G™, provide us with a competitive advantage in negotiating sales agreements with purchasers of our concrete fiber products. Among others, we compete with Propex, Inc., Polymer Group, Inc. and FORTA Corporation.
Government Regulation
Our business is subject to extensive and evolving federal, state and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the EPA and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the United States. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.
Because the major component of our business is the collection, disposal and beneficial reuse of residual waste, we expect that a significant amount of our capital expenditures will be related, either directly or indirectly, to environmental protection measures, including compliance with federal, state and local laws. For the years ended December 31, 2008 and 2007, we spent approximately $0.4 million and $0.3 million, respectively, on costs associated with complying with federal, state and local environmental regulations.
Our facilities are also subject to local siting, zoning and land use restrictions. Although our facilities occasionally have been cited for regulatory violations, except as described in “Item 3. Legal Proceedings — Environmental Matters,” we believe that each of our facilities is in substantial compliance with the applicable requirements of federal, state and local laws regulating our business, the regulations thereunder, and the licenses which we have obtained pursuant thereto.
Federal Environmental Laws and Regulations
There are many federal laws and regulations that have been enacted to regulate the environment and human health and safety. The following section summarizes just a few of the key federal laws and regulations that may affect our operations and business.
RCRA
The Resource Conservation and Recovery Act of 1976, or RCRA, is the principal federal statute governing hazardous waste generation, treatment, storage and disposal. The EPA administers compliance with RCRA and has adopted regulations implementing RCRA. These regulations govern, among other things, the handling of wastes classified as “hazardous.” The 1984 amendments to RCRA substantially expanded its scope by, among other things, providing for the listing of additional wastes as “hazardous” and providing for the regulation of hazardous wastes generated in lower quantities than under previous law. Additionally, the amendments impose restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste land disposal sites, set standards for underground storage tanks and provide for “corrective” action at or near sites of waste management units. Under RCRA, liability and stringent operating requirements may be imposed on a person who is either a “generator” or a “transporter” of hazardous waste, or an “owner” or “operator” of a waste treatment, storage, or disposal facility.

CERCLA
The Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, which is also known as “Superfund”, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA imposes strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site, and transporters who selected the disposal site and transported hazardous substances thereto, and those who arranged for the disposal, treatment or transport of such substances. Liability under CERCLA is not dependent on the intentional disposal of hazardous substances; it can be based upon the release or threatened release of hazardous substances as defined by CERCLA and other applicable statutes and regulations, even as a result of lawful, unintentional and non-negligent action. Liability may exist for damage to publicly owned natural resources. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed or as a generator, arranger or transporter of hazardous substances disposed of at other locations.
Hazardous Materials Transportation Act
The Hazardous Materials Transportation Act, or HMTA, aims to protect the public against the risks to life and property inherent in the transportation of hazardous materials in commerce. The HMTA empowers the Secretary of Transportation to designate as hazardous material any “particular quantity or form” of a material that “may pose an unreasonable risk to health and safety or property.” By regulation, the HMTA generally applies to persons, who, among other things, transport or cause to be transported hazardous materials in commerce. Under the HMTA, the transportation of hazardous materials in commerce requires a shipper to:
•	use Department of Transportation-approved containers;
•	properly mark and label those containers;
•	use specified shipping papers; and
•	properly placard vehicles carrying hazardous materials.
Penalties for violating the HMTA can include compliance orders, civil penalties, and injunctive relief. Civil penalties may range from $250 to $50,000 per violation, and each day of occurrence is considered to be a separate violation.
Clean Air Act
The Clean Air Act was initially passed by Congress in 1955 to control the emissions of pollutants into the air. This law requires permits to be obtained for certain sources of toxic air pollutants, such as vinyl chloride, or criteria pollutants, such as carbon monoxide. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for non-attainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations that control emissions of 189 hazardous air pollutants, create uniform operating permits for major industrial facilities similar to RCRA operating permits, mandate the phase-out of ozone depleting chemicals, and provide for enhanced enforcement. The Clean Air Act requires the EPA, working with the states, to develop and implement regulations that result in the reduction of volatile organic compound emissions and emissions of nitrogen oxides in order to meet certain ozone air quality standards specified by the Clean Air Act.
Clean Water Act
The Clean Water Act establishes the basic structure for regulating discharges of pollutants into the waters of the United States and regulating quality standards for surface waters. The Clean Water Act prohibits discharges into the waters of the United States without governmental authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. Under the

Clean Water Act, the EPA has implemented pollution control programs such as setting wastewater standards for industry and water quality standards for contaminants in surface waters. The EPA’s National Pollutant Discharge Elimination System permit program controls discharges. Industrial, municipal and other facilities must obtain permits if their discharges go directly to surface waters.
Under the authority of the Clean Water Act, the EPA has also adopted the Oil Pollution Prevention regulation that sets forth requirements for prevention of, preparedness for, and response to oil discharges at specific non-transportation-related facilities. To prevent oil from reaching navigable waters and adjoining shorelines, and to contain discharges of oil, the regulation requires these facilities to develop and implement spill prevention, control and countermeasure plans and establishes procedures, methods and equipment requirements. In 1990, the Clean Water Act was amended to require some oil storage facilities to prepare facility response plans that direct facility owners or operators to prepare and submit plans for responding to a worst-case discharge of oil. While our Casie Group operations have had an oil spill plan in place for approximately 18 years with the New Jersey Department of Environmental Protection, or NJ DEP, we have recently been charged by the EPA with not having an EPA-approved facility response plan in place. We are currently working with the EPA to address this matter to the satisfaction of both parties. See “Item 3. Legal Proceedings — Environmental Matters.”
OSHA
The Occupational Safety and Health Act of 1970 establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, or OSHA, and various record keeping, disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects pertaining to safety, movement of hazardous materials, movement and disposal of hazardous waste and equipment standards. Various state and local agencies have jurisdiction over disposal of hazardous waste and may seek to regulate hazardous materials in areas not otherwise preempted by federal law.
State and Local Regulations
There are also various state and local regulations that affect our operations. State law and regulations can be stricter than comparable federal laws and regulations when they are not otherwise preempted by federal law. Currently primarily all of our business is conducted in the Northeastern region of the United States, specifically New York, New Jersey, Pennsylvania and Connecticut. Accordingly, we must comply with those states’ requirements for recycling, transporting, storing and disposing of regulated wastes and other substances, and, when necessary, obtain licenses for recycling, processing, treating and storing such wastes at our facilities.
Pennsylvania Surface Mining Conservation and Reclamation Act
Our mine reclamation activity in Pennsylvania is governed by Pennsylvania’s Surface Mining Conservation and Reclamation Act, or SMCRA. The SMCRA provides for the conservation and improvement of land affected by the surface mining of coals and metallic and nonmetallic minerals. Through the SMCRA, the Environmental Quality Board, or EQB, is authorized to propose regulations for the administration of the reclamation and mining program by the Pennsylvania Department of Environmental Protection, or the PA DEP. The EQB’s regulations include a comprehensive system for operators of mines to obtain a permit and post the required bond. The regulations describe the procedures for obtaining a permit, such as providing public notice and allowing for public objection, and the payment of permit and reclamation fees. The regulations also contain the criteria for permit approval or disapproval.
Permit applications must contain detailed information on the affected area’s environmental resources, its geology, hydrology, vegetation, fish and wildlife, land use and viability as farmland. The applicant must also describe in detail all proposed mining and reclamation activities, including the procedures to be used, a timetable of the operation broken into discrete phases, blasting and topsoil disposal plans, projected costs, and proposals for restoring vegetation. This explanation must include the applicant’s strategy for preserving the hydrologic balance, preventing soil erosion, controlling air pollution, and maintaining the region’s geology and wildlife. In addition, the applicant’s activities are regulated by environmental protection performance standards that give specific instructions for topsoil removal and redistribution, maintenance of the hydrologic balance, the use of explosives, revegetation, and the preservation of prime farmland. Additional rules apply to the remining of areas with pollutional discharges. These rules require enhanced monitoring of the region’s geology and hydrology, as well as the implementation of an abatement plan to eliminate further pollution.
Prior to obtaining a permit, the mine operator also must file with the PA DEP a bond for the land affected by each operation. The amount of the bond required is determined by the PA DEP based upon the total estimated cost to Pennsylvania of completing the approved reclamation plan. Liability under the bond will continue for a period of five years after reclamation is completed.
Voluntary Cleanup Programs
We will attempt to minimize, wherever and to the greatest extent possible, the amount of regulation we must comply with in rehabilitating Brownfield sites. One essential part of our strategy will be to take advantage of voluntary cleanup programs in states that offer them. For example, the NJ DEP maintains a Voluntary Cleanup Program, or VCP. Through the VCP, responsible parties, developers, local officials, or individuals may work with the NJ DEP to redevelop or remediate non-priority contaminated sites that pose no immediate threat to human health or the environment. Under the VCP, the party conducting a cleanup enters into an agreement with the NJ DEP to establish the scope of cleanup activities. These activities could range from preliminary assessment and site investigation to determine if contamination exists at a site, to remedial actions. The VCP is designed to be flexible, allowing the parties to remediate the affected site on their own schedule. The parties may exit a VCP if they desire.
The VCP is not available for all properties. For example, properties under the EPA’s Superfund program or with underground storage tanks may not be part of the VCP. If an investigation reveals that a property is heavily contaminated and poses an immediate environmental concern, the NJ DEP may conduct an immediate cleanup using funds from the New Jersey Spill Compensation Fund. The NJ DEP will also try in those cases to find the responsible party to pay the costs of the cleanup.
There is no obligation to enter into an agreement with the NJ DEP under the VCP, but an agreement is required if the parties wish to obtain the NJ DEP’s oversight. This oversight is intended to ensure that cleanup activities are conducted in accordance with minimum state technical requirements for site redevelopment and capping activities. If a cleanup has been completed pursuant to these standards, a “no further action” letter will be issued by the NJ DEP, which generally serves to limit, but does not entirely eliminate, our liability for any contamination that is or may be found on the property in the future. Obtaining such a letter will assist us in being able to resell a Brownfield property. However, the limitation of liability provided as part of a no further action letter by a state environmental protection agency is subject to a variety of exceptions, including, among other things, in the event of the following circumstances:
•	fraud or any material misrepresentation;
•	new information that may show that the contamination or environmental risk to the property or the surrounding area was greater than originally believed;
•	contamination that existed on the property but was not specifically tested for;
•	contamination that existed on the property but was not detected, even if tests were made to detect it;

•	claims of the EPA under federal law in connection with any contamination or unlawful discharges; and
•	subsequent use of property that does not conform to the specific standards used to rehabilitate the property (for example, residential use of the property when cleanup standards for non-residential use were followed).
Thus, we may still be held liable as an owner or operator of property with contamination of hazardous or other substances even though we may have obtained a “no further action” letter through a state voluntary cleanup program.
Licenses and Permits
In connection with our acquisition, development or expansion of a facility, we must spend considerable time, effort and money to obtain or maintain necessary required permits and approvals. There cannot be any assurances that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification, suspension or revocation by the issuing agency. Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.
We hold a number of permits, licenses and approvals, which allow us to operate in certain states or jurisdictions and to perform certain activities that require governmental approval. These permits and licenses are primarily held by Casie Group and consist of the following types of licenses:
•	hazardous waste storage and transfer permits;
•	recycling center approvals;
•	pollution control and discharge permits and approvals; and
•	environmental laboratory permits.
We believe that we have acquired the necessary permits required by governmental authorities in order to conduct our current business operations. These permits were appraised and valued at $2.2 million on March 30, 2007 in connection with the acquisition of Casie Group. Once issued, our licenses have maximum fixed terms of a given number of years, which differ from state to state, ranging generally from three to ten years, and are generally renewable for an additional term or terms. The issuing state agency may review, modify or revoke a license at any time during its term. We anticipate that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility’s operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that we will be able to comply with such requirements.
Casie Group has several permit modifications in process to significantly improve our ability to accept, manage and treat different types of waste. For example, we have applied to expand our hazardous material permit to allow us to treat and control certain government-regulated emissions that were not previously covered by this permit. We have also submitted numerous proposals to expand our existing New Jersey Class B recycling permit, which, if approved, would allow us to increase two-fold our daily volume, product storage and production capacity at MART.
We are also in the process of obtaining zoning permits for our Brownfield site located in central Connecticut. The property is currently zoned for general Brownfield redevelopment, but we are required to obtain approval for our specific activities on the property. We are also currently seeking a pollutant discharge permit from the EPA, which permit would specify the acceptable level of pollutants that may be present in the wastewater discharged from the site.
Product Liability and Warranties
Our operations involve providing crushed stone, crushed aggregate, recycled oil and concrete reinforcing fibers, which are all products that must meet, or be used in products that must meet, various codes or other regulatory requirements and contractual specifications. For example, our concrete reinforcing fibers allow concrete applications to achieve specific durabilities, stress-level capacities, weight-bearing capacities and other characteristics. If we fail or are unable to provide products that meet these requirements and specifications, damage to life or property may occur, material claims may arise against us and our reputation could be damaged. We expect that in the future there may be claims of this kind asserted against us. If a significant product-related claim is resolved against us in the future, that resolution may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Insurance and Financial Assurance
Insurance
Our insurance programs cover the potential risks associated with our operations from two primary exposures: direct physical damage and third party liability. Our insurance programs are subject to customary exclusions.
We maintain a casualty insurance program providing automobile coverage and commercial general liability insurance in the amount of $1.0 million per occurrence and $2.0 million in the aggregate per year, subject to a $1,000 per occurrence deductible. As part of this liability insurance coverage, we have obtained pollution liability and professional liability insurance coverage to protect us from potential risks in three areas:
•	as a contractor performing services at customer sites;
•	as a transporter of waste; and
•	for waste processing and recycling at our facilities.
We maintain coverage of $1.0 million per occurrence and $1.0 million in the aggregate per year, covering third party bodily injury, property damage, remedial activities and associated liabilities for all operations performed by or on behalf of us. In addition to these coverages, we have obtained umbrella liability coverage of $10.0 million per occurrence and $10.0 million in the aggregate per year.
As part of our operations, we may be required to maintain designated levels of product liability insurance, which would generally apply to our Materials and Concrete Fibers operations. We currently maintain product liability insurance in the amount of up to $2.0 million in the aggregate which, based on our experience and industry practice, we believe to be adequate for our present operations. No assurance can be given that our insurance coverage will be sufficient to fully insure against all claims that may be made against us. Any failure to maintain product liability insurance when we are required to do so could harm our business and operations.
Federal and state regulations require liability insurance coverage or other financial assurance mechanisms for facilities that treat, store or dispose of hazardous waste. For example, RCRA and comparable state hazardous waste laws typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1.0 million per occurrence and $2.0 million in the aggregate for both gradual and sudden occurrences. We have a policy insuring our treatment, storage and disposal activities that meets the regulatory requirements.

Under our insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain expected losses related primarily to employee benefit, workers’ compensation, commercial general and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimates of the aggregate liability for claims. We believe that policy cancellation terms are similar to those of other companies in other industries.
Financial Assurance
We are required to have escrow accounts in which we deposit funds in the event of closure and post-closure events involving waste management facilities. As of December 31, 2008, we had an aggregate of $0.3 million in these escrow accounts. We do not maintain any letters of credit or bonds that specifically support these obligations.
Intellectual Property
We currently own or license the patents and technology associated with one or more products in our Nycon® line of concrete reinforcing fibers. The process for making and using Nycon-G™ is covered by U.S. Patent No. 6,971,784. This manufacturing process involves reinforcing the concrete by adding to these materials fiber or fiber pellets produced from post-consumer carpet waste. We have obtained a worldwide, exclusive license covering this patent until 2023, the year in which the process patent expires. See “ — Our Integrated Environmental Services — Concrete Fibers Segment.”
Under this license agreement, we also have licensed the rights on a worldwide, exclusive basis to a pending U.S. patent application (and any subsequently issued U.S. patent) that covers the process for separating the waste carpet fibers into their individual strands, and a further process for inserting and uniformly distributing these fibers throughout the concrete. However, there can be no assurance that a U.S. patent will in fact issue from this patent application in a timely manner or at all.
Separately, we have acquired U.S. Patent No. 6,554,465, relating to concrete production, which provides a packaging system for efficient and clean handling of concrete admixtures, such as fibers. The system allows for these additives to be mixed into concrete without any assistance from a human operator. This patent expires on January 29, 2021.
The protection afforded by these patents depends on a variety of factors that may severely limit the value of the patent protection we have received. We also do not have any patent protection relating to any of our Nycon® fibers in any country outside of the United States, and therefore these fibers can be manufactured and sold by competitors in other countries without infringing these patents. No assurance can be given that these patents will provide us with meaningful protection from others wishing to develop, market and sell similar fibers or related products.
We own various U.S. registered trademarks used in connection with our Nycon® line of reinforcing concrete fibers. These registered trademarks are supplemented by other common law trademarks not registered with the U.S. Patent and Trademark Office, which are used by us with respect to our Nycon® products. We do not have any trademark protection in any country outside of the United States, and therefore these trademarks could be used in other countries for similar or different products, without infringing upon our trademarks. We also have or have applied for service mark protections under certain state laws. These service marks provide only limited protection. No assurance can be given that these trademarks or service marks, especially our trademarks as to which we rely on common law rights, will provide us with any meaningful protection.
We actively seek and in the future will continue to seek, when appropriate and available, protection for our products and proprietary information by means of U.S. and foreign patents, trademarks, trade names, trade secrets, copyrights and contractual arrangements. We believe that we hold adequate rights to all of our intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties. We have invested significantly in the development of technology and have established an extensive knowledge of the leading technologies, which we incorporate into the products and services that we offer and provide to our customers. Specifically, we rely upon confidentiality and non-disclosure agreements with our joint venture partner, customers, employees, consultants and other third parties, where appropriate, to protect our confidential and proprietary information. To the extent that we rely on confidentiality and non-disclosure agreements and trade secret protections, there can be no assurance that our efforts to maintain the secrecy of our proprietary information will be successful or that third parties will not develop similar inventions, works or processes independently.
Employees
As of December 31, 2008, our consolidated operations had 174 full-time employees and six part-time employees. Of these employees, 13 represent executives and management and 25 are employed in administrative and accounting roles. The remaining individuals are employed in operational and technical services roles. All of our subsidiaries’ employees are employed directly by each respective subsidiary.
As of December 31, 2008, Juda had a collective bargaining agreement with a national union expiring in June 2009. As a result of our initiative to subcontract trucking operations for the Transportation and Disposal segment to third parties, only one employee located at our Bronx, New York facility was covered under this agreement as of December 31, 2008. We believe that we have a good relationship with both our union and non-union employees.
Item 1A. Risk Factors.
This section sets forth the material risks we face in our business and the risks in investing in us and our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks or uncertainties actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the value of our securities could decline substantially.
You should carefully consider the risks described below in conjunction with the other information in this annual report on Form 10-K and our consolidated financial statements included in it. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in, or implied by, the forward-looking statements. See “Item 1. Business — Forward-Looking Statements.”
Risks Inherent in Our Business
Challenges posed by the current economic environment may materially and adversely affect us or our stock price.
The recent challenges in the U.S. and foreign credit markets have negatively impacted the business environment at large. Upheaval among investment banking firms, tightened lending standards and the actual, potential or perceived insolvency, bankruptcy or governmental seizure of financial institutions or their assets, may prevent us from being able to predict the terms, if any, under which we will be able to obtain new or refinance existing indebtedness or otherwise raise additional debt or equity capital, should we desire or need to do so.
President George W. Bush signed into law the Emergency Economic Stabilization Act of 2008, or EESA, on October 3, 2008. Pursuant to EESA, the Secretary of the U.S. Treasury established the Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, which in each case was originated or issued on or before March 14, 2008. In addition, under TARP, the U.S. Treasury could purchase any other financial instrument deemed necessary to promote financial market stability. However, the U.S. Treasury is not obligated to do so, and has expressed both negative and positive views regarding the use of limited TARP program funds to purchase illiquid assets.
In response to the continued economic crisis, President Barack Obama signed the American Recovery and Reinvestment Act of 2009, or ARRA, into law on February 17, 2009. The ARRA is intended to create jobs and stabilize the economy by modernizing infrastructure, enhancing the United States’ energy independence, expanding educational opportunities, preserving and improving health care, and providing tax relief, among other things.
There can be no assurance that the ARRA or EESA will have a beneficial impact on the financial markets, real estate markets or the general economy. The ultimate effects of both laws on the financial markets and the economy in general could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.
Our customers and vendors may be faced with similar challenges, and they may also experience serious cash flow problems. Customers may modify, delay or cancel plans to use our environmental services or purchase our recycled construction materials or concrete fibers, and vendors, suppliers or others with whom we do business may significantly and quickly increase their prices or reduce their output. Any inability of current or potential customers to pay us for our services or products or any increases in the costs we incur to generate such revenues or to operate our business may materially and adversely affect our earnings and cash flow.
We may need additional financing and may not be able to raise funding on favorable terms or at all, which could increase our costs, limit our ability to operate or grow our business and dilute the ownership interests of existing stockholders.
We require substantial working capital to fund our business. We believe that our current working capital, including our existing cash balance, together with our future cash flows from operations and available borrowing capacity under our revolving lines of credit, will be adequate to support our current operating plans until October 2009, when the Pure Earth revolving line of credit is currently set to expire. While we are currently seeking to refinance this line of credit with the current lender or a new lender, if we were unable to do so we would need to locate additional sources of financing. If necessary, we would seek such future financing from sources of public or private debt or equity. There can be no assurance such financings will be available on terms favorable to us or at all.
The recent downturn in the equity and debt markets, the tightening of the credit markets and the general economic slowdown in the United States could make it more difficult for us to raise additional capital or obtain additional financing. Our failure to raise required additional financing could adversely affect our ability to maintain, develop or enhance our product offerings, take advantage of future opportunities, respond to competitive pressures or continue operations. If additional financing is required but not available, we would have to implement further measures to conserve cash and reduce costs. However, there is no assurance that any such measures would ultimately be successful.
Although we believe that the lenders participating in our current revolving credit facilities will be able to provide financing in accordance with their contractual obligations, the current economic environment may adversely impact our ability to access funds on reasonable terms (or at all) in a timely manner. Continued disruptions in the credit markets also may negatively affect the ability of our customers and suppliers to conduct business on a normal basis. The deterioration of our future business performance, beyond our current expectations, could result in our non-compliance with applicable debt covenants.
To the extent any future financings involve the issuance of equity securities, existing stockholders could suffer dilution. If we raise additional financing through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution of their ownership interests.

We have a limited operating history on which to base an analysis of our future performance.
We had been a development stage company with no active business from our formation in 1997 until we acquired our wholly owned subsidiary, South Jersey Development, Inc. (now known as Pure Earth Materials, Inc.) in January 2006, at which time we began to operate our environmental services business. As a result, we have limited operating history upon which investors may base an evaluation of our potential future performance. As a result, there can be no assurance that we will be able to develop consistent revenue sources, or that our operations will be profitable. Our prospects must be considered in light of the risks, expense and difficulties frequently encountered by companies in a relatively early stage of development. Such risks include, but are not limited to:
•	operating under an evolving business model;
•	developing our business plan;
•	managing growth;
•	ensuring positive relationships with federal, state and local governmental authorities;
•	complying with federal, state and local environmental regulations;
•	operating in a competitive business market;
•	maintaining our properties, equipment and facilities;
•	staying abreast of, and being able to acquire and utilize, the latest technological advances in the environmental services industry; and
•	being able to locate suitable properties for redevelopment.
We must, among other things, determine appropriate risks, rewards and level of investment in each project, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations and financial condition.
To date, we have had fluctuating operating results, including net losses, and we cannot guarantee that we will be profitable in the future.
We incurred a net loss of approximately $2.5 million for the year ended December 31, 2008 and had net income of approximately $2.0 million for the year ended December 31, 2007. We will need to, among other things, improve our gross margins and revenues to regain and maintain profitability, and we cannot give any assurances that we will be able to do so. If we are unable to raise sufficient capital to support our expenses, or if we cannot manage or control our cost of revenues or operating expenses where feasible or appropriate, we may not be able to operate profitably and our financial performance and results of operations would be adversely affected.

Demand for our products and services is cyclical and vulnerable to sudden economic downturns and reductions in private industry. If general economic conditions continue to weaken and current constraints on the availability of capital continue, then our revenues, profits and our financial condition may rapidly deteriorate.
The industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic economy. Consequently, our results of operations have fluctuated, and may continue to fluctuate depending on the demand for products and services from these industries.
Due to the current economic downturn caused by the decline in the credit markets, many of our customers may face considerable budget shortfalls or may delay capital spending that may decrease the overall demand for our services. In addition, our clients may find it more difficult to obtain cash to fund their operations or raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the municipal and general credit markets. Also, global demand for commodities has increased raw material costs, which increases the overall project cost and more rapidly depletes the funds already allocated to be spent on projects.
In addition, our clients may demand better pricing terms and their ability to timely pay our invoices may be affected by an increasingly weakened economy. Our business traditionally lags any recovery in the economy; therefore, our business may not recover immediately upon any economic improvement. If the economy weakens further, then our revenues, net income and overall financial condition may deteriorate.
We may be required to record material charges against our earnings due to any number of events that could cause impairments to our assets.
In accordance with generally accepted accounting principles, we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions and other projects. Events that could, in some circumstances, lead to an impairment include, but are not limited to, shutting down a facility or operation, abandoning a development project, the denial of an expansion permit or the non-use of assets. If we determine a development or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such facility or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We may be required to incur charges against earnings if we determine that events such as those described cause impairments. Any such charges could have a material adverse effect on our results of operations.
If we were required to write down all or part of our goodwill, our net earnings and net worth could be materially adversely affected.
We had $0.8 million of goodwill recorded on our consolidated balance sheet at December 31, 2008. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be materially adversely affected.
Our results of operations depend on new contract awards, and the selection process and timing for performing these contracts are not within our control.
A substantial portion of our revenues is directly or indirectly derived from new contract awards of domestic projects. It is difficult to predict whether and when we will receive such awards due to the lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters. Because a significant portion of our revenues is generated from large projects, our results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of our contract awards. In addition, many of these contracts are subject to client financing contingencies and environmental permits, and, as a result, we are subject to the risk that the customer will not be able to timely secure the necessary financing and approvals for the project, which could result in a significant delay or the cancellation of the proposed project. Finally, current market conditions and restrictions on capital available for construction may mean that there are materially fewer contracting opportunities available to us.
We may grow our business through the acquisition of other environmental services companies, which strategy may expose us to a variety of risks.
We intend to grow in part through our strategy of acquiring existing businesses and forming new ones. Competition for acquiring attractive facilities and businesses in our industry is substantial. In executing this part of our business strategy, we may experience difficulty in identifying suitable acquisition candidates or in completing selected transactions. From time to time, we may be in discussions to acquire either the assets or stock of companies in the environmental services industry those companies. No assurances can be given that we will be successful in completing any acquisitions or integrating acquired companies into our business, and we may not derive a profitable rate of return from these acquisitions.
If we are able to identify acquisition candidates, such acquisitions may be financed with substantial debt or with potentially dilutive issuances of equity securities. Our ability to successfully complete acquisitions in the future may also depend on the continued availability of financing. We cannot assure you that financing for acquisitions will be available on terms acceptable to us, if at all. Additionally, with respect to some of our acquisitions, governmental, lender, investor or other third-party approvals may be required and there can be no assurance that we will receive such approvals.
We have grown quickly and if we fail to manage our growth, our business could suffer.
Since January 2006, we have rapidly expanded our operations and anticipate that further significant expansion, including the possible acquisition of third-party assets, technologies or businesses, will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. If we are unable to manage our growth effectively or if we are unable to successfully integrate any assets, technologies or businesses that we may acquire, our business could be affected adversely.
If we fail to successfully integrate our recent and future acquired facilities and businesses, our financial performance may be adversely affected.
The implementation of new ownership, management teams and business strategies in a newly acquired business, including those we have recently acquired, frequently involves risks, expenses and uncertainties that may adversely affect our business, results of operations, financial condition and prospects. See “ Item 1. Business — Development of Our Business and Significant Acquisitions.” Since selectively pursuing strategic acquisitions remains a part of our overall business strategy, any acquisitions we make could result in:
•	difficulty integrating our operations, services, products, technologies, financial controls and information systems with those of the acquired business;
•	difficulty in managing and operating numerous businesses in different geographic locations;
•	diversion of capital and management’s attention away from other business issues;
•	an increase in expenses and working capital requirements;

•	failure to achieve potential revenue enhancements, cost savings and other expected benefits of the acquisition as rapidly or to the extent anticipated by us or others;
•	payment of acquisition consideration that exceeds the fair value of the acquired business for purposes of our financial statements, resulting in the recognition of goodwill that must be continually reviewed for impairment and may potentially be written down or written off altogether;
•	our inability to apply to the acquired business controls and procedures we are and will be required to establish as an SEC reporting company;
•	potential loss of management, key employees and customers of facilities or businesses we acquire; and

•	financial risks, such as:
•	potential liabilities of the facilities and businesses acquired, including employees;

•	ongoing cash or equity payment obligations, which may not directly relate to our economic or financial performance;

•	our assumption of debt, liabilities or other obligations of the acquired company, and other financial risks;

•	the impact of impairment charges that we may need to recognize, and other expenses that we may incur, with respect to tangible and intangible assets of the acquired business;

•	the need to incur additional indebtedness; and

•	dilution to existing security holders if we issue additional equity securities.
We may not successfully integrate any operations, technologies, systems, products or services that we acquire, and we cannot assure you that our recent or future acquisitions will be successful. If our recent or future acquisitions are not successful, it is likely that our financial performance will be adversely affected.
We have assumed liabilities associated with businesses and assets we have acquired, which may expose us to additional risks and uncertainties that we would not face if the acquisitions had not occurred.
As a result of many of our previous acquisitions, we have succeeded to liabilities associated with the businesses and assets we have acquired. As a result, we have assumed, among other things:
•	environmental risks and liabilities related to the operation of the acquired assets, properties and facilities;
•	existing litigation, claims and tax liabilities involving the acquired business;
•	existing debt, payables and other liabilities of the acquired business;
•	liens and mortgages on acquired assets; and
•	employee and employee benefit obligations and liabilities.

In addition to the risks set forth above, we may discover additional information, risks or uncertainties about these businesses that may adversely affect us. Following an acquisition, we may have no recourse under applicable indemnification provisions for any of these risks or liabilities, and thus we may be responsible to pay unforeseen additional expenses and costs. Based on all of the foregoing liabilities, risks and uncertainties, there can be no assurance that these acquisitions will not, in fact, have a negative impact on our financial results.
The significant future liquidity and capital needs of our acquired companies, together with our current agreements, commitments and contingencies to fund those needs and to repay obligations we incurred or assumed in the acquisitions, may have a negative impact on our earnings and cash flow.
Many of the companies or assets we have acquired, such as Casie Group and our current Brownfield site, have required us and will continue to require us to make substantial future contributions to support their needs for property, machinery, equipment and other capital expenditures and working capital needs. Some of these acquisitions require us to provide future capital infusions to them at stated times or from time to time, or to assume and repay indebtedness of the acquired company or their affiliates. We must continue to provide these companies with the necessary capital they need to develop and sustain their business and operations, and to pay any assumed obligations as and when they come due. Doing so, however, will drain precious financial and other resources from our other objectives and activities, and there is no assurance that our management will successfully allocate our resources among our product lines and potential products. Our failure to do so successfully may have a harmful effect on our financial condition, results of operations and ability to succeed as to our business strategy.
Certain investors may have significant influence over our capital raising efforts.
The holder of our Series B Preferred Stock has certain control over our ability to raise debt and equity capital in the future. For certain and varying periods of time, the terms of the Series B preferred stock and the related warrant and other agreements include limitations on our ability to:
•	issue common stock or common stock equivalents, by requiring us first to satisfy our investors’ preemptive rights;
•	incur secured or unsecured indebtedness;
•	dispose of our assets or enter into sale-leaseback transactions;
•	issue shares of preferred stock senior or equal in rank to our outstanding series of preferred stock; and
•	issue common stock or common stock equivalents to Mr. Alsentzer, our President and Chief Executive Officer, and Mr. Kopenhaver, our Executive Vice President and Chief Financial Officer, for less than fair market value.
These rights may inhibit or prevent us from entering into certain capital raising transactions that we may believe necessary or desirable for the growth of our business or our continued operations. Alternatively, the operation of these rights may increase the cost of entering into future capital raising transactions. The existence and enforcement of these rights may have a material adverse effect on us and our financial condition.
The Series B preferred stock investor also has registration rights that last as long as 10 years from the date of the agreement. The investor may require us to file registration statements under the Securities Act of 1933 with the SEC to register shares of common stock underlying the warrant sold as part of the offering. We must also seek to obtain the effectiveness of the registration statement, and to maintain such effectiveness for specified periods of time. These registration rights may make it more difficult for us to raise capital by depressing the market price of our stock and by providing a significant risk of future dilution in the market for our common stock. Further, we may enter into financing arrangements in the future that may contain similar or other limitations on our ability to raise capital or issue debt or equity securities should we ultimately decide that we need or want to do so.
Our substantial indebtedness, including our Series B preferred stock, could adversely affect our ability to complete future acquisitions, grow our business and obtain new capital.
We now have, and will continue to have for the foreseeable future, a significant amount of debt. As of December 31, 2008, we had approximately $15.9 million of total debt outstanding, including $4.5 million of obligations under our Series B preferred stock that we are required to classify as a liability for accounting purposes. The remaining $2.3 million received in the $6.3 million Series B preferred stock issuance is allocated to a warrant with a contingent redemption provision, which was issued in connection with this transaction. The fair value of this warrant as of December 31, 2008 was $1.1 million. The degree to which we are leveraged could have important adverse consequences to us, limiting management’s choices in responding to business, economic, regulatory and other competitive conditions. In addition, our ability to generate cash flow from operations sufficient to make scheduled payments on our debts as they become due will depend on our future performance, our ability to successfully implement our business strategy and our ability to obtain other financing. Our indebtedness could also adversely affect our financial position.
Our substantial indebtedness could have important consequences to us and our investors. For example, it could:
•	make it more difficult for us to acquire additional companies or assume debt in connection with such acquisitions;
•	make it more difficult for us to continue to satisfy our obligations under our existing and any future indebtedness;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to fund future working capital, capital expenditures, research and development and other general corporate requirements;
•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt;
•	limit our flexibility to react to changes in our business and the industry in which we operate;
•	limit our ability to make certain changes to our management;
•	place us at a competitive disadvantage to any of our competitors that have less debt; and
•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.
Upon the occurrence of various events, such as a change in control, some or all of our outstanding debt obligations may come due prior to their maturity date, which could serve to prevent the occurrence of a change in control or other transaction that may ultimately benefit our equity holders.

Our ability to pay principal and interest on our indebtedness may depend upon our receipt of dividends or other intercompany transfers from our subsidiaries, which we may be prohibited from making.
We are a holding company and substantially all of our properties and assets are owned by, and all our operations are conducted through, our subsidiaries. As a result, we may be dependent upon cash dividends and distributions or other transfers from our subsidiaries to meet certain of our debt service obligations, including payment of the interest on and principal of our indebtedness when due, and our other obligations. The ability of our subsidiaries to pay dividends and make other payments to us may be restricted by, among other things, the terms of our indebtedness, applicable corporate, tax and other laws and regulations in the United States and agreements made by us and our subsidiaries, including under the terms of future indebtedness or other obligations. These restrictions may make it more difficult or may prevent us from obtaining cash from a subsidiary necessary to repay the obligations of our holding company or those of our other subsidiaries.
We may not be able to pay the redemption price pursuant to any required redemption of the Series B preferred stock.
We may not have sufficient cash to pay, or may not be permitted to pay, the redemption price upon any redemption of our Series B preferred stock. Upon certain events, we will be required to pay to the holder of Series B preferred stock a cash redemption payment of up to 103% of the liquidation value of the shares being redeemed. As a result, we may be required to pay significant amounts in cash to holders of the Series B preferred stock upon any redemption of those shares. If we do not have sufficient cash on hand at the time of any such redemption, we may have to borrow funds under our credit facilities or raise additional funds through other debt or equity financing. Our ability to borrow the necessary funds under our revolving line of credit and our Casie Group term loan will be subject to our ability to remain in compliance with the terms under the respective line of credit and loan agreements and to have borrowing availability thereunder. In addition, our ability to raise any additional financing, if necessary, will depend on prevailing market conditions. Further, we may not be able to raise such financing within the period required to satisfy our obligation to make timely payment upon any redemption. In addition, the terms of our revolving line of credit agreement or any future debt may prohibit us from making these redemption payments or may restrict our ability to make such payments by requiring that we satisfy certain covenants relating to the making of restricted payments.
To service our indebtedness, we may require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.
Our ability to make cash payments, if required, to service our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We believe our cash flows from operating activities and our existing capital resources, including the liquidity provided by our existing indebtedness, will be sufficient to fund our operations and commitments until at least October 2009. We cannot assure you, however, that our business will continue to generate sufficient cash flows from operations or that future sources of funds will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. To do so, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, or seek additional equity financing. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Failure to comply with covenants in our existing or future financing agreements could result in defaults, which could jeopardize our ability to operate our business successfully or at all.
Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial tests required by our existing indebtedness. Failure to comply with any of the covenants in our existing or future financing agreements, including the terms of our revolving line of credit, our term loans and our Series B preferred stock, could result in a default under our indebtedness, the Series B preferred stock, or other financing arrangements. An event of default would permit the lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to repay or satisfy all of our obligations. In addition, the limitations imposed by our indebtedness and Series B preferred stock on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
The agreements and instruments that govern our and our subsidiaries’ indebtedness and our Series B preferred stock contain various covenants that limit our discretion in the operation of our business.
Covenants related to our and our subsidiaries’ indebtedness and our Series B preferred stock require us to, among other things, comply with certain financial tests and restrictions, including:
•	maintenance of minimum adjusted net income and tangible net worth;
•	maintenance of minimum availability under our revolving line of credit;
•	maintenance of a specified minimum ratio of debt to EBITDA;
•	maintenance of a specific leverage and debt service coverage ratios; and
•	limits on the amount of our unfinanced capital expenditures.
Furthermore, these instruments restrict our and our subsidiaries’ ability to:
•	incur more debt;
•	create liens;
•	make certain investments and payments;
•	enter into transactions with affiliates;
•	merge or consolidate with, or acquire all or substantially all of the assets of, another company;
•	amend our and their constituent governing documents;
•	pay dividends or make other distributions on our or their common or preferred stock;
•	redeem or repurchase any preferred stock, common stock or common stock equivalents, even if we may be required under the terms of those securities to do so; and
•	make any loans, advances or guarantees.
Our ability to comply with these covenants is subject to various risks and uncertainties. In addition, events beyond our control could affect our ability to comply with and satisfy the financial tests required by our and our subsidiaries’ indebtedness and our Series B preferred stock. Any failure by us to comply with all applicable covenants could result in an event of default with respect to, and the acceleration of the maturity of, a substantial portion of our debt, and would require us to redeem our Series B preferred stock. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

Upon the occurrence of any event of default under our secured debt, the holders of our secured debt could acquire control of some or all of our and our subsidiaries’ assets.
We have incurred debt, the repayment of which has been secured by certain of our and our subsidiaries’ assets, including our real property, machinery, equipment, accounts receivable and other property. As a result of these liens and mortgages, a default upon our secured debt could permit the lenders to foreclose on the assets securing the debt, and to liquidate those assets. The loss of any of our assets arising from a default under our debt would hinder our ability to operate our business and may cause our security holders to lose some or all of the value of their investment in our securities.
Seasonality makes it harder for us to manage our business and for investors to evaluate our performance.
Our operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities. Typically, during the first quarter of each calendar year there is less demand for environmental remediation due to weather-related reasons, particularly in the Northeastern United States, and increased possibility of unplanned weather-related site shutdowns. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results. This seasonality in our business makes it harder for us to manage our business and for investors to evaluate our performance. Additionally, due to these and other factors, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period. Specifically, Casie Group’s TDU is more expensive to run during the first quarter of each fiscal year due to colder and wetter weather coupled with higher natural gas costs.
Illiquidity of our current and future Brownfield sites and other real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.
Because real estate investments are relatively illiquid, our ability to promptly sell properties in our developing portfolio of Brownfield sites (or any interest therein) or any of our other real estate in response to changing economic, financial and investment conditions may be limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
A significant portion of our business depends upon the robustness of the real estate construction industry and the demand for customers to engage in major environmental remedial projects, and thus our ability to generate revenues may be subject to a wide array of events over which we have no control.
Our ability to generate revenues from our operations is and will be significantly dependent upon the continued strength of the real estate construction and environmental services industries, especially in the northeastern United States. These events are subject to a number of risks and uncertainties, most of which are out of our control, including:
•	the imposition of building or development moratoria or changes in building codes;
•	the continued ability for project owners and developers to obtain financing for construction and environmental engineering and consulting projects, including risks imposed as a result of recent difficulties in the financial and lending sectors;
•	the continued health and strength of the local, regional, national and international economies; and

•	budgetary cycles influencing the timing of customers’ spending for remedial activities.
As a result, our success and results of operations may be materially dependent on these and other factors that we cannot control.
Our operations are also significantly affected by the decisions of our customers regarding the commencement and completion of major site remedial projects and the cleanup of major spills or other events, as well as the timing of regulatory decisions relating to waste management projects and the propensity for delays in projects attributable to the remedial market. We do not control these and other material factors and, as a result, we anticipate our revenue and income may vary significantly from quarter to quarter, and past financial performance for certain quarters may not be a reliable indicator of future performance for comparable quarters in subsequent years.
Our investments in Brownfield properties will require us to accept and incur significant costs to return the property to beneficial use, which costs may be greater than we anticipate.
We will be required to expend significant funds to make improvements in our Brownfield properties to redevelop them for commercial, residential or other use before we may resell it. We cannot assure you that we will have funds available to complete these efforts or to make those improvements, and the costs may be significantly more than we anticipate, even after conducting a careful evaluation of the specific environmental problems. In acquiring a property, transfer restrictions or other limitations may materially restrict us from selling that property before we complete any improvements, or even thereafter. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate.
Rehabilitating Brownfield properties may take more time to complete than we anticipate, which could delay our ability to sell these properties or preclude us from doing so.
We envision that the time necessary to locate, acquire, rehabilitate, market and sell our current and any future Brownfield site will be substantial. It is often difficult to predict the time necessary to acquire or obtain appropriate environmental permits and approvals. Furthermore, if we acquire a direct or indirect interest in a Brownfield through a joint venture or other structure, our ability to recognize revenue from the sale of the Brownfield may be delayed by the investor’s inability to remediate the Brownfield, its lack of funding or other difficulties. We cannot assure you that these and other delays will not be greater than we anticipate, even after conducting a careful evaluation of the property and any potential investing partner.
Our ability to profitably rehabilitate Brownfield sites may be adversely affected by economic and regulatory changes pertaining to the ownership and development of real estate, which may prevent us from realizing growth in the value of Brownfield properties.
Our operating results will be subject to risks generally incident to the ownership and development of real estate, including:
•	changes in general economic or local conditions;

•	our ability to borrow or obtain funds for the costs of development;

•	periods of high interest rates and tight money supply;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws;

•	perceptions of the safety, convenience and attractiveness of our properties and the areas in which they are located; and

•	our ability to provide adequate management, maintenance and insurance.
In addition, local conditions in the markets in which we own or intend to own and develop Brownfield sites or in which the collateral securing our loans is located may significantly affect our ability to successfully convert these properties for beneficial residential, commercial or industrial use. For these and other reasons, we cannot assure you that our Brownfield redevelopment strategy will be profitable or that we will realize growth in the value of the Brownfield properties we acquire.
The environmental services industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.
We encounter intense competition in all phases of operations from a variety of different competitors, depending on the service area. In the United States, the industry consists of large national environmental companies, and local and regional companies of varying sizes and financial resources. Competitors may reduce their prices to expand their sales volume or to win bids on contracts. As an example, we believe that, as a result of the expansion of our Transportation and Disposal segment, our competitors are currently decreasing established market rates to retain customers. When this happens, we may reduce prices or offer lower pricing to attract or retain our customers, resulting in a negative impact to our revenue growth from business operations. There can be no assurance that we will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions, or otherwise. Such pricing pressures could result in an erosion of our market share, revenues and operating margins, any of which could have a material adverse effect on our business.
We must keep up with technological and market changes to succeed.
The markets in which we compete are characterized by new product and service introductions, evolving industry standards, and the changing needs of customers. There can be no assurance that our existing services will continue to be properly positioned in the market or that we will be able to introduce new or enhanced products into the market on a timely basis, or at all. There can be no assurance that enhancements to existing services or new services will receive customer acceptance.
A central part of our business plan is to develop or acquire new recycling technologies for the beneficial reuse of different waste streams. For example, we are presently exploring the acquisition or development of technologies to recycle wastes into alternative fuels, instead of incinerating these waste streams or disposing them into landfills. Our ability to achieve profitability and future growth is dependant on our ability to improve our knowledge and implementation of these waste processing and recycling technologies. Our inability to successfully implement or acquire these technologies, as a result of insufficient capital or otherwise, will have a material adverse effect on our business and results of operations.
Our business may be affected by catastrophic or other unforeseen events, which could cause us to incur substantial liabilities and increased operating costs.
Our operations are subject to the many hazards inherent in the storage and transportation of hazardous materials, including extreme weather conditions, such as hurricanes and rough seas, which are common along the East Coast, explosions, fires, accidents, mechanical malfunctions, faulty measurement and other operating errors, and acts of war, terrorism or vandalism. If any of these events were to occur, we could suffer substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations and potentially substantial unanticipated costs for the repair or replacement of property and environmental cleanup. Furthermore, events such as hurricanes can affect large geographical areas, which can cause us to suffer additional costs and delays in connection with subsequent repairs and operations because contractors and other resources are not available, or are only available at substantially increased costs following widespread catastrophes.
Our business is geographically concentrated and is therefore subject to local and regional economic downturns.
While we plan to expand the geographic scope of our business, our operations and customers are currently located primarily in the northeastern United States and in the mid-Atlantic region. Therefore, our entire business, financial condition and results of operations are especially susceptible to local and regional economic downturns in these areas. We do not have the benefit of geographic or regional diversity, which could lessen the impact of local or regional downturn in financial or economic conditions. In addition, as we expand in our existing markets, opportunities for growth within these regions will become more limited and the geographic concentration of our business will increase. The costs and time involved in permitting and the scarcity of available landfills, transfer stations and other disposal facilities could make it difficult for us to expand in these markets. We may not be able to lessen our regional geographic concentration through acquisitions or internal expansion of our business.
In the event that most of our future Brownfield properties are located in a single state, geographic area or region, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area or region. Our results of operations and financial condition may be materially and adversely affected by these changes to the extent that we lack a geographically diversified portfolio of properties.
If Brownfield sites are not located near sources of materials needed to improve the site, it may be more difficult for us to realize the financial benefits of our Brownfield strategy.
The cost to provide soils and other materials to a Brownfield property will increase as the distance between the property and the sources of such materials increases. While we will seek to acquire Brownfield properties that are located near these sources of materials, there can be no assurance that we will be able to identify and complete acquisitions of such properties. Thus, the distance of our Brownfield properties from our sources of materials may have a material adverse effect on our results of operations and financial condition.
If we do not successfully manage our costs, our income from operations could be lower than expected.
We are working on several profit improvement initiatives aimed at lowering our costs and enhancing our revenues, and we continue to seek ways to reduce our operating expenses. While generally we may be successful in managing our selling, general and administrative costs, disposal costs, transportation costs, direct labor and subcontractor costs, our initiatives may not be sufficient. Even as our revenues increase, if we are unable to control variable costs or increases to our fixed costs in the future, we will be unable to maintain or expand our margins.
Significant shortages in fuel supply or increases in fuel prices will increase our operating expenses and therefore adversely affect our results of operations.
The price and supply of fuel are unpredictable, and can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by OPEC and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. During 2008, the cost of gasoline, diesel fuel and other petroleum-based or other fuel products was at record high levels. The cost of natural gas, which we use in our TDU, has also fluctuated significantly in the past, especially during the colder months, and we believe that this trend will continue in the future.

We purchase fuel to run our trucks and equipment used in our operations and as fuel prices increase, our direct operating expenses increase. We do not currently engage in fuel hedging transactions or purchase gasoline or fuel future contracts in an effort to mitigate the risk of future fuel price increases. While we may in the future initiate programs or means to guard against the rising costs of fuel, there can be no assurances that we will be able to do so or that any of such programs will be successful. Regardless of any hedging transactions or offsetting surcharge programs, the increased operating costs will decrease our operating margins.
We are subject to strict regulations regarding employee safety at many of our facilities, and failure to comply with these regulations could adversely affect us.
Many of our facilities are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to our employees, state and local government authorities, and local residents. Failure to comply with OSHA’s requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances, could adversely affect our results of operations if we are subjected to fines or significant additional compliance costs.
Environmental and transportation regulations and litigation could subject us to fines, penalties and judgments, and may limit our ability to expand our business.
We are subject to significant potential liability and restrictions under environmental and transportation laws, including those relating to handling, transportation, disposal, processing, recycling, treatment and storage of waste materials, discharges into the ground, air and water, and the remediation of contaminated soils, surface water and groundwater. The environmental services and waste management industry has been, and will continue to be, subject to significant regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation.
The U.S. Congress has been actively considering legislation, and more than one-third of the states have already taken legal measures to reduce emissions of carbon dioxide and other “greenhouse gases” believed to be contributing to warming of the Earth’s atmosphere. Also, on April 2, 2007, the U.S. Supreme Court in Massachusetts, et al. v. EPA held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act and that the EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources including cars and trucks. The Supreme Court’s holding in Massachusetts that greenhouse gases fall under the Clean Air Act’s definition of “air pollutant” may also result in future regulation of greenhouse gas emissions from stationary sources. In July 2008, the EPA released an Advance Notice of Proposed Rulemaking on regulation of greenhouse gases in response to the Supreme Court’s decision in Massachusetts that, while it did not propose any specific, new regulatory requirements for greenhouse gases under the Clean Air Act, it did signal that federal greenhouse gas regulation could occur in the near future. The adoption and implementation of laws and regulations restricting the emission of greenhouse gases such as carbon dioxide in areas of the United States that we conduct business could result in increased compliance costs or additional operating restrictions, and could have a significant effect on our business.
The level of enforcement of these laws and regulations also affects the demand for many of our services, since greater or more vigorous enforcement of environmental requirements by governmental agencies creates greater demand for our environmental services. Any perception among our customers that enforcement of current environmental laws and regulations has been or will be reduced decreases the demand for some services. Future changes to environmental, health and safety laws and regulations or to enforcement of those laws and regulations could result in increased or decreased demand for certain of our services. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and clients’ views on the cost-effectiveness of remedies available under the changed laws and regulations. If proposed or enacted changes materially reduce demand for our environmental services, our results of operations could be adversely affected.

While increasing environmental regulation often presents new business opportunities for us, it often results in increased operating and compliance costs. Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, we and other companies in the environmental services industry are routinely faced with governmental enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on waste management facilities and contaminated sites. Certain of these laws impose strict and, under certain circumstances, joint and several liability for cleanup of releases of regulated materials, and also liability for related natural resource damages.
If we are not able to comply with the requirements that apply to a particular facility or if we operate without necessary approvals, we could be subject to civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue operations or take corrective actions. From time to time, we also have paid fines or penalties in governmental environmental and trucking enforcement proceedings, usually involving our waste treatment, storage and disposal facilities. Although none of these fines or penalties that we have paid in the past has had a material adverse effect on us, we might in the future be required to make substantial expenditures as a result of governmental proceedings, which would have a negative impact on our earnings. We may not have sufficient insurance coverage for our environmental liabilities. Those costs or actions could be significant to us and significantly impact our results of operations, as well as our available capital.
In addition to the costs of complying with environmental laws and regulations, if governmental agencies or private parties brought environmental litigation against us, we would likely incur substantial costs in defending against such actions. We currently face claims by governmental agencies for environmental liabilities with respect to properties we own, operate or have acquired, and such claims and future claims may impose material financial and operating sanctions on us. See “Item 3. Legal Proceedings — Environmental Matters.”
We may also be, in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury or property damage, particularly as a result of the contamination of drinking water sources or soils. Under current law, we could even be held liable for damage caused by conditions that existed before we owned, operated or acquired the assets or operations involved. A judgment against us, or a settlement by us, even if covered in whole or in part by insurance, could harm our business, our prospects and our reputation and could have a material adverse effect on our financial condition, results of operations and cash flows.
We may be unable to obtain or retain environmental and other permits required to operate our business.
The facilities, properties, plants, vehicles and equipment that we own, operate or lease require a variety of environmental and other permits and licenses needed to operate them. For example, Casie Group has several permit modifications in process to significantly improve our ability to accept, manage and treat different types of waste. Also, we are seeking permits so that we may prepare our existing Brownfield site for redevelopment, and ultimately, resale. There are no assurances that we will be successful in obtaining these permits on terms acceptable to us or at all.
Permits we may seek to obtain also restrict how the property, facility or equipment may be used. Permits to operate waste processing and recycling facilities have become increasingly difficult and expensive to obtain and retain as a result of many factors, including the need to have public hearings and to comply with stringent zoning, environmental and other regulatory measures. The granting of these permits is also often subject to resistance from citizens and environmental groups and other political pressures. Our failure to obtain or retain the required permits to operate our facilities could have a material negative effect on our future results of operations.
Regulators have the power to modify, suspend or revoke these permits or licenses, based on, among other factors, our compliance with applicable laws, rules, regulations and written and unwritten interpretations thereof or our use of the properties, facilities or equipment and customers may decide not to use a particular disposal facility or do business with us because of concerns about our compliance record. Any modification, suspension or revocation of permits or licenses would impact our operations and could have a material adverse impact on our financial results. As to properties, facilities, plants, vehicles or equipment that we lease from third parties, a permit or license may face suspension or revocation based upon acts or omissions of the third party owner, which may not be within our control. We may not have any sufficient legal remedies to compensate us for any loss of a permit or license, and any legal remedies that we do have may require significant financial and other resources to pursue.
Potential liabilities involving customers and third parties may harm our reputation and financial condition.
In performing services for our customers, we potentially could be liable for breach of contract, personal injury, property damage (including environmental impairment), and negligence, including claims for lack of timely performance or for failure to deliver the service promised (including improper or negligent performance or design, failure to meet specifications, and breaches of express or implied warranties). The damages available to a customer, should it prevail in its claims, are potentially large and could include consequential damages.
Industrial waste recycling and environmental services companies, in connection with work performed for customers, also potentially face liabilities to third parties from various claims including claims for property damage or personal injury stemming from a release of hazardous substances or otherwise. Claims for damage to third parties could arise in a number of ways, including, among other things, through:
•	a release or discharge of contaminants or pollutants during transportation of wastes or the performance of services;

•	the inability, despite reasonable care, of a remedial plan to contain or correct an ongoing seepage or release of pollutants;

•	the inadvertent exacerbation of an existing contamination problem; or

•	a customer’s reliance on reports prepared by or consulting work performed by the environmental services company.
Personal injury claims could arise contemporaneously with performance of the work or long after completion of projects as a result of alleged exposure to toxic or hazardous substances. In addition, increasing numbers of claimants assert that companies performing environmental services should be adjudged strictly liable for damages even though their services were performed using reasonable care, on the grounds that such services involved “abnormally dangerous activities.”
Customers of industrial waste management companies frequently attempt to shift various liabilities arising out of the disposal of their wastes or remediation of their environmental problems to contractors through contractual indemnities. Such provisions seek to require the contractors to assume liabilities for damage or personal injury to third parties and property and for environmental fines and penalties (including potential liabilities for cleanup costs arising under federal and state environmental laws). Moreover, the EPA has increasingly constricted the circumstances under which it will indemnify its contractors against liabilities incurred in connection with cleanup of polluted sites.
Although we attempt to investigate thoroughly each company that we acquire, there may be liabilities that we fail or are unable to discover, including liabilities arising from non-compliance with environmental laws by prior owners, and for which we, as a successor owner, might be responsible. We may seek to minimize the impact of these liabilities by obtaining indemnities and warranties from the sellers of companies, which may be supported by deferring payment of or by escrowing a portion of the purchase price. However, these indemnities and warranties, even if obtained, may not fully cover the liabilities we might be required to assume due to their limited scope, amounts, or duration, the financial limitations of the indemnitors or warrantors or other reasons.
We plan to generate significant revenue from the sale of our recycled materials and concrete reinforcing fibers, and the potential for product liability exposure from these products could be significant.
We plan to generate an increasing amount of our revenue from the sale of our recycled crushed stone, aggregate and oil, as well as from the sale of our Nycon® line of concrete reinforcing fibers. These materials, and especially our concrete reinforcing fibers, are used in a diverse line of applications, including residential and commercial construction projects, highways, tunnels and airports. As a result, we may face exposure to product liability claims in the event that any failure of our materials results, or is alleged to result, in property damage, bodily injury or death. In addition, if any of our products are, or are alleged to be, defective, we may be required to make warranty payments or to participate in a recall involving those products.
The future costs associated with defending product liability claims or responding to product warranties could be material and we may experience significant losses in the future as a result. A successful product liability claim brought against us in excess of available insurance coverage or a requirement to participate in any product recall could substantially reduce our profitability and cash generated from operations.
We may be legally or contractually required to maintain specified levels of product liability insurance. Any failure to maintain product liability insurance at the required level or at all when we are required to do so could harm our business and operations.
We have a relatively new management team, which may make it difficult for you to evaluate its ability to work individually and together to successfully lead our operations.
Our executive management team has worked together for a relatively brief period, with two of our executive officers having joined us only since January 2006 and another having joined us in September 2007. Thus, the ability of current members of management to work individually and together successfully has not been tested to any significant degree. Our success is also dependent upon these executive officers’ ability to lead and direct our other officers and key personnel in charge of our various operations. We may not be able to hire and retain our executive officers, our other officers and key employees and other additional qualified executive, sales and other personnel.
The loss of one of our key personnel may adversely affect our business.
Our future performance will depend to a significant extent upon the efforts and abilities of Mark Alsentzer, our President and Chief Executive Officer, and Brent Kopenhaver, our Chairman, Executive Vice President, Chief Financial Officer and Treasurer. Under the terms of our revolving line of credit agreement and our Series B preferred stock, we would face a potential acceleration of outstanding amounts due under that line of credit agreement and redemption of the Series B preferred stock should either of these individuals fail to continue to serve in these roles. We do not maintain “key person” life or other insurance that would pay us benefits in the event of the death or disability of Messrs. Alsentzer or Kopenhaver. Thus, the loss of service of either of them would have a material adverse effect on our business and financial condition.
Our success and plans for future growth will also depend on our ability to hire, train, and retain skilled personnel in all areas of our business. The competition for qualified management personnel in our industry is very intense. There can be no assurance that we will be able to attract, train, and retain sufficient qualified personnel to achieve our business objectives. Any failure to do so could have a material adverse effect on our business.

The loss of one or more of our significant customers could significantly reduce our revenues and profits.
In 2007 and 2008, a significant amount of our revenues were generated from a relatively small number of customers, and we anticipate that this will continue in 2009 and in the foreseeable future. For example, our three largest customers in 2008 were two major excavation and construction companies in the New York City metropolitan area, and a large New York area developer. Revenues from these customers comprised 36% of our revenues in 2008. We generally do not enter into long-term contracts or agreements with our customers, and any relationships we have with our customers can be cancelled or terminated by them at any time without penalty. The loss of revenues associated with any of our significant customers would, if not replaced, have a material adverse effect on our business, financial condition, cash flows and results of operations.
We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002.
Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These rules relate to, among other things, independent directors, director nominations, audit and compensation committees and the retention of an audit committee financial expert. Until we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide do not and will not exist with respect to us.
We only have one independent director and may be unable to appoint any qualified independent directors.
We currently have one independent director on our board, out of a total of three directors. If and when we seek to list our common stock on a national securities exchange, we will need to have a majority of the members of our board of directors be independent, but we may not be able to identify independent directors qualified to be on our board who are willing to serve. We do not currently have an audit committee and have not established independent oversight over our management and internal controls. Therefore, we are exposed to the risk that material misstatements or omissions caused by errors or fraud with respect to our financial statements or other disclosures may occur and not be detected in a timely manner or at all. In the event there are deficiencies or weaknesses in our internal controls, we may misreport our financial results or lose significant amounts due to misstatements caused by errors or fraud. These misstatements or acts of fraud could also cause our company to lose value and investors to lose confidence in us.
If we fail to achieve and maintain adequate internal controls, we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud.
As an SEC reporting company, we are required to document and test our internal control procedures on an ongoing basis. Commencing with our annual report for the year ended December 31, 2009, regulations adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, will require us to provide annual management assessments of the effectiveness of our internal control over financial reporting, as well as an attestation report by our independent registered public accounting firm as to these assessments. We will also be required to disclose any changes in our internal control over financial reporting in our quarterly and annual reports.
During the course of testing, we may, from time to time, identify deficiencies that we may not be able to remedy. In addition, if we fail to achieve or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with applicable standards. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could decrease significantly.

We are incurring increased costs as a result of becoming a reporting company, which may adversely affect our results of operations.
We are currently an SEC reporting company. SOX, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company in 2008, we are now required to file periodic and current reports, proxy statements and other information with the SEC. Further, we were required to establish disclosure controls and procedures and we are currently required to regularly evaluate those controls and procedures. As a reporting company, we incur significant additional legal, accounting and other expenses in connection with our public disclosure and other obligations. Management may also be engaged in assisting executive officers, directors and, to a lesser extent, stockholders, with matters related to insider trading and beneficial ownership reporting. Beginning with our annual report for the year ended December 31, 2009, management will be required to evaluate our internal control over financial reporting and to provide a report with respect to that evaluation. At that time, we will also be required to have our registered independent public accounting firm provide an attestation report on this evaluation. We expect to incur increased operating expenses in 2009 as a result of complying with Section 404 of SOX and these evaluation and attestation requirements.
We have incurred, and expect to continue to incur, increased operating expenses in relation to becoming and remaining an SEC reporting company. We also believe that compliance with the full panoply of rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.
Being a public company also increases the risk of exposure to class action stockholder lawsuits and SEC enforcement actions and increases the expense to obtain appropriate director and officer liability insurance on acceptable or even reduced policy limits and coverage. As a result, we may find it difficult to attract and retain qualified persons to serve on our board of directors or as executive officers.
We rely on a combination of provisions and agreements to protect our own proprietary rights, which may not sufficiently shield these rights from use, devaluation or appropriation by others.
We rely on a combination of patent, trademark, trade name and trade secret protections for our own proprietary rights, including the brand names under which we market and sell products to customers. We may also in the future rely on additional patent, copyright and other similar protections as to these rights, and acquire other proprietary rights from others with similar protections in place. We also rely upon confidentiality agreements with our current and former employees, consultants and contractors. These agreements may be breached, and we may not have adequate remedies for any breaches. In addition, our trade secrets may become otherwise known or independently discovered by our competitors. Litigation may be required to defend against claims of infringement, to enforce our present or future intellectual property rights, to protect trade secrets and to protect us or our management or personnel against claims that our products or personnel have violated the intangible property rights of others, including trade secret rights and purported rights under non-competition, non-solicitation, confidentiality and non-disparagement clauses. Litigation to protect these rights could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An adverse result in litigation could subject us to significant liabilities with third parties, require disputed rights to be licensed or require us to cease using proprietary technologies or rights.

Risks Related to Our Common Stock
There is limited liquidity in the market for shares of our common stock, which may make it more difficult for you to sell your shares at times and prices that you feel are necessary or desirable.
Our shares of common stock currently are quoted on the OTC Bulletin Board. There is relatively limited trading of our common stock in this market, and this may impose significant practical limitations on any stockholder’s ability to achieve liquidity at any particular quoted price. Efforts to sell significant amounts of our common stock on the open market may precipitate significant declines in the prices quoted by market makers. A public trading market in our common stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. In the event an active market for the shares of our common stock does not develop, you may be unable to resell your shares of common stock at or above the price you paid for them or at any price.
In addition, offerings of our securities are subject to state securities laws. The National Securities Markets Improvement Act of 1996, or NSMIA, which is a federal statute, generally prevents or preempts states from regulating the sale of securities covered by NSMIA, subject to exceptions. Because our common stock is not listed on any national securities exchange, our securities may not be deemed to be covered securities under NSMIA in all circumstances and, as a result, persons offering or selling our securities may be subject to regulation in each state in which our securities are offered or sold. It is the individual investors desiring to sell our securities who must determine whether such compliance is required, maintain such compliance, if any, and bear the sole financial responsibility for doing so.
Failure to remain eligible for quotation on the OTC Bulletin Board may require us to transfer our securities to the Pink Sheets®, which would adversely affect the trading market and price of our common stock and our ability to raise capital.
If we fail to remain eligible for quotation on the OTC Bulletin Board, our securities will be removed from the OTC Bulletin Board following a certain grace period. Although we are currently eligible for quotation, there is no assurance that we will always satisfy the OTC Bulletin Board’s quotation requirements.
If our securities are removed from the OTC Bulletin Board and we fail to meet the listing standards of a national securities exchange, we would try to have our securities quoted on the Pink Sheets® operated by Pink OTC Markets Inc. The quotation of our common stock on the Pink Sheets® may reduce the price of our common stock. In addition, the quotation of our common stock on the Pink Sheets® may materially adversely affect our ability to raise capital on terms acceptable to us or at all.
Our stock price is, and we expect it to remain, volatile, which could limit your ability to sell our stock at a profit.
The volatile price of our stock will make it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price and volatility of our common stock. These include, but are not limited to:
•	announcements of pending or completed acquisitions by our competitors or us;

•	announcements of new operations or businesses by our competitors or us;

•	industry and general economic conditions;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our actual or anticipated sales, earnings and other quantitative or qualitative measures of our financial performance;

•	changes in financial estimates by securities analysts;

•	future sales of our common stock; and

•	a variety of other factors discussed elsewhere in this annual report on Form 10-K and in “Risk Factors.”
We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance. In addition, the stock market in general, and for smaller companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad industry and market factors may materially and adversely affect our stock price, regardless of our operating performance.
We may engage in strategic transactions that may fail to enhance stockholder value.
We may investigate potential strategic transactions, including the acquisitions of products, technologies and companies, and other alternatives within and outside of our industry with the goal of maximizing stockholder value. We may never complete any such strategic transaction, and in the event that we do complete such a transaction, it may not be consummated on terms favorable to us. Further, such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges or management and business disruptions, any of which could harm our results of operation and business prospects.
Restrictions on the transfer of shares of our capital stock may prohibit or restrict stockholders from liquidating their investment in our shares.
Many of our outstanding shares of common and preferred stock were issued pursuant to exemptions from registration under the Securities Act of 1933. As such, these shares of common stock are “restricted securities” as defined under the Securities Act. Restricted securities cannot be resold or transferred, except in a transaction that is exempt under applicable federal and state securities laws or that has been registered thereunder. For many reporting companies, Rule 144 under the Securities Act provides an exemption from registration for certain public resales of restricted securities by persons who are not our affiliates, if at least six months have elapsed since the securities were acquired and paid for in full by the non-affiliate, and assuming that we are current in filing our quarterly and annual reports with the SEC at the time of the sale.
However, under Rule 144 as currently in effect, our former status as a shell company generally prohibits non-affiliates from relying on Rule 144 as to any resale of our securities until, among other requirements, a period of one year has elapsed from June 20, 2008, the date we initially filed our Form 10 registration statement under the Exchange Act with the SEC, even if the six-month period referred to above has elapsed. Moreover, our affiliates may be subject to additional restrictions on the resale or transfer of restricted securities or other shares that we may issue to them in a transaction registered under the Securities Act, by virtue of their status as affiliates. These and other securities law limitations on the transfer of our common stock may prevent many of our stockholders from obtaining immediate liquidity for their shares should they desire or need to do so.

We have not paid dividends on our common stock in the past, and we do not anticipate doing so in the foreseeable future.
We do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Any such future dividend would be declared and paid at the discretion of our board of directors and would depend on our financial condition, results of operations, capital requirements, contractual obligations, the terms of our financing agreements at the time such a dividend is considered and other relevant factors. The terms of our Series B preferred stock and our revolving line of credit agreements currently prohibit us from paying a dividend on our common stock without satisfying certain conditions or obtaining the consent of the Series B investor and our lenders.
We have a classified board of directors, which may make it more difficult to change our management or effect a change in control.
Our board of directors is divided into three classes of directors in accordance with our amended and restated certificate of incorporation. The board of directors is presently made up of Mark Alsentzer, our Class I director, Charles M. Hallinan, our Class II director, and Brent Kopenhaver, our Class III director. This structure is intended to provide us with a greater likelihood of continuity of management, which may be necessary for us to realize the full value of our investments. A classified board of directors may also serve to deter hostile takeovers or proxy contests because a person could only seek to change no more than one-third of the members of the board of directors in any given year. These provisions or measures also may limit the ability of our stockholders to sell their shares at a premium over the then current market price by discouraging a third party from seeking to obtain control of us.
Our chief executive officer and other directors and executive officers, as a group, will be able to exercise substantial influence over matters submitted to our stockholders for approval.
As of March 2, 2009, Mr. Alsentzer, our President and Chief Executive Officer, Mr. Kopenhaver, our Chairman, Executive Vice President, Chief Financial Officer and Treasurer, and our other directors and executive officers beneficially own in the aggregate approximately 37.6% of our outstanding common stock. As a result, members of management will likely be able to exercise substantial influence over matters submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change in control, even if such a change in control would benefit our other stockholders. The significant concentration of stock ownership might cause the trading price of our common stock to decline if investors were to perceive that conflicts of interest may exist or arise over any such potential transactions.
Future sales, or the availability for future sales, of substantial amounts of our common stock could adversely affect the market price of our common stock.
As of March 2, 2009, we had 17,626,799 shares of common stock outstanding. As of that date, approximately 2,576,472 shares of our common stock are freely tradable without restriction (including non-restricted securities owned by certain of our affiliates). We have also entered into registration rights agreements covering the potential registration under the Securities Act of up to 1,327,274 shares of our common stock, including up to approximately 1.0 million shares of common stock underlying certain warrants. These registration rights last for up to a maximum of 10 years from the date of the registration rights agreement.
As a result, holders of a substantial amount of our existing shares and shares underlying outstanding warrants and other convertible securities have or will have the ability to sell, individually or in the aggregate, significant amounts of our common stock in the public market now and in the future. We may also register for resale or grant new registration rights to investors with respect to our common stock or common stock underlying other securities, which would increase the number of shares of common stock that may be subsequently sold in the public market. Furthermore, we anticipate that, beginning on or about June 22, 2009, the date we expect that Rule 144 will again become available to permit resales of our common stock, the daily trading volume of our common stock would increase from current levels.
Generally, increased numbers of freely tradable shares in the market reduce the market price of such shares. As stock prices decline, it becomes more difficult to raise additional capital through the sale of equity securities on acceptable terms, because the dilutive effect on the existing stockholders becomes more significant in these circumstances. Accordingly, substantial sales of our common stock in reliance upon Rule 144 and otherwise may significantly reduce the market price of our stock, which would, among other things, hinder our ability to raise funds through sales of equity or equity-related securities in the future at a time and price that our management deems acceptable.
The rights of our preferred stockholder are superior to the rights of our common stockholders.
The holder of our outstanding Series B preferred stock has certain rights that are superior to the rights of holders of our common stock, including dividend and liquidation preferences over our common stock. For example, the holder of our Series B preferred stock will be entitled to receive dividends on its shares of preferred stock, and we are currently prohibited from paying dividends on our common stock without the consent of this holder so long as any shares of Series B preferred stock remain outstanding. Also, we are required to pay a preferential liquidating distribution to the holder of Series B preferred stock, approximately equal to the amount the holder originally paid for its preferred stock plus all accrued but unpaid dividends thereupon and other amounts owed to the holder (amounting to an aggregate of approximately $6.5 million as of December 31, 2008) before any distributions can be made to the holders of our common stock or other future junior ranking classes of preferred stock in the case of our liquidation, dissolution or winding up. Under the terms of the Series B preferred stock, a liquidation may be deemed to occur upon other circumstances.
We may issue additional series of preferred stock without stockholder approval, which could be used to deter a takeover attempt and have a material adverse effect on the market value of the common stock.
As of March 2, 2009, we had a single series of preferred stock outstanding — our Series B preferred stock. Subject to limitations contained in our existing series of preferred stock and other agreements, our board of directors has the authority to issue a total of up to 493,700 additional shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of any additional series of such stock, without any further vote or action by our common stockholders. As preferred stock typically has rights that are senior to the rights of the common stockholders, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that we have issued, or that we might issue in the future. As a result, the existence and issuance of additional shares or series of preferred stock could have a material adverse effect on the market value of the common stock. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer or prevent a change in control. We have in the past issued, and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences or privileges senior to the common stock.
Our issuance of additional shares of common stock, preferred stock, options or other rights to purchase those shares would dilute the proportionate ownership and voting rights of existing stockholders.
We are authorized under our amended and restated certificate of incorporation to issue up to 25,000,000 shares of common stock and 500,000 shares of preferred stock. As of March 2, 2009, the following securities were issued and outstanding:
•	17,626,799 shares of our common stock;
•	6,300 shares of our Series B preferred stock; and

•	warrants to purchase in the aggregate 1,091,818 shares of common stock.
Thus, our amended and restated certificate of incorporation currently permits us to issue substantial amounts of additional shares. We have also entered into contingent obligations to issue up to 1,135,044 shares of common stock in connection with certain of our acquisitions and other transactions, which are dependent upon specific performance and earn-out criteria. Substantial sales of our common stock in the public market, including shares that may be issued in the future pursuant to these warrants and other rights, or the perception that these sales could occur, may have a depressive effect on the market price of our common stock. Such sales or the perception of such sales could also impair our ability to raise capital or make acquisitions through the issuance of our common stock.
Our board of directors may generally approve the issuance of shares of our common stock, preferred stock, options, warrants or other rights to purchase shares without stockholder consent based upon such factors as it may deem relevant at that time. Our growth and strategy has been and will continue to be driven by acquisitions, and we have historically used our common stock and other securities to fund the purchase price for these acquisitions. We have sought to raise capital from time to time through the issuance of our securities, and we may in the future continue to do so. Furthermore, we intend to issue additional securities to directors, officers, employees, vendors, consultants, advisors and others in compensation for their services. As a result, existing stockholders could face substantial dilution of their investment in us by future issuances of our securities.
Item 1B. Unresolved Staff Comments.
Not applicable to smaller reporting companies.
Item 2. Properties.
We own or lease the following properties, which are used by each of our five reporting segments as described below. We believe that all of the facilities described below are adequate and suitable for our current and future use.
Transportation and Disposal Segment
We lease approximately 5,000 square feet of warehouse space and a small two-story office building in Bronx, New York for approximately $21,840 per month, which rent increases by 4% annually. This lease expires on December 31, 2010. We have subleased a portion of this space, which sublease generates income of $12,000 per month through December 2008. Subsequent to December 31, 2008, we continue to sublease this space at a rate of $12,000 per month, on a month to month basis.
We lease an apartment located in Lyndhurst, New Jersey at a monthly rate of $1,700 per month. This property is used by corporate employees when working and traveling in the New York City metropolitan area for our sales and marketing operations. Our lease began on April 1, 2008 and expires on March 31, 2009, after which we intend to lease this apartment on a month-to-month basis at the same rental rate.
We lease property of 1,500 square feet located in East Meadow, New York at a monthly rate of $2,700 per month. The monthly rent increases to $2,835 per month in 2009 and $2,976 per month in 2010. This lease expires November 15, 2010. We use this office space to conduct the operations of PEI Disposal Group.
Treatment and Recycling Segment
We own approximately 1.83 acres of land located in Millville, New Jersey. This property includes oil tanks and approximately 6,400 square feet of warehouse space. We use this facility to store oil inventory and idle equipment. This property serves as collateral for Casie Group’s $8.0 million term loan.

We own approximately 20.27 acres of land in Vineland, New Jersey, which includes various warehouse and office buildings in a commercial industrial park totaling approximately 59,647 square feet. We maintain our TDU unit and our soil and oil recycling operations on this property. The buildings are used as offices for administrative, operational, maintenance and technical employees. This property serves as collateral for Casie Group’s $8.0 million term loan.
Environmental Services Segment
During 2008, we leased approximately 8,580 square feet of office space in Waterbury, Connecticut for the main offices of PE Environmental. We leased this property for a monthly rental rate of $5,400. This lease expired on February 28, 2009 and was renewed for an additional three years through February 28, 2012, at a rate of $3,135 per month, with an option to terminate the lease after one year on 180 days’ notice. This rental rate increases by 3% on March 1 of each year. The leased space was reduced to 4,300 square feet.
We own a 24 acre Brownfield site located in an industrial park in central Connecticut. Our plan is to seek the necessary permits and approvals to allow us to transport soils over the next two to three years needed to cap this site.
Materials Segment
We operate a rock crushing facility on approximately two acres located in Lyndhurst, New Jersey, which includes office space of approximately 5,100 square feet. Under the original lease terms, we were required to pay rent during the initial five-year term in an amount not to exceed $62,000 per month, plus our pro rata share of taxes and specified utilities. We entered into an amended lease agreement in October of 2008, under which we pay base rent of up to $29,000 per month, plus taxes and specified utilities and other charges. The lease term is for a period of two years beginning October 1, 2008 and may be extended for up to five two-year periods.
Concrete Fibers Segment
From April 1, 2008 through December 2008, we leased approximately 2,400 square feet of office space in Westerly, Rhode Island on a month-to-month basis pursuant to a letter agreement with a former owner of the assets we acquired from Nycon. We used this space to operate our New Nycon operations. Under this arrangement, we paid rent of $1,000 per month. In December 2008, we moved our offices into a 500 square foot location in Westerly, Rhode Island, for rent of $700 per month.
From April 1, 2008 through December 2008, we subleased approximately 5,000 square feet of warehouse space in Pawcatuck, Connecticut, on a month-to-month basis pursuant to a letter agreement with the current occupant of the property. We used this space to pack and ship our Nycon® line of concrete reinforcing fibers. Under this arrangement, we paid rent of $1,875 per month. In December of 2008, we moved our warehouse to Vineland, New Jersey, where we use the facility owned by Casie Group.
Corporate Headquarters
In addition to the foregoing, we lease approximately 2,500 square feet for our principal executive offices in Trevose, Pennsylvania under a lease that began on June 1, 2008 and expires on May 31, 2010. We pay monthly rent of $4,100 under this lease.
Item 3. Legal Proceedings.
We may be involved in litigation and other legal proceedings from time to time in the ordinary course of our business. Except as otherwise set forth in this annual report, we believe the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

Litigation
Soil Disposal Litigation
On December 12, 2007, subsequent to our purchase of Soil Disposal, Clean Earth, Inc., which was the former employer of the Soil Disposal sales representatives, and certain of its affiliates filed a complaint in the Supreme Court of the State of New York in Manhattan, against us, PEI Disposal Group, Soil Disposal, the Soil Disposal sales representatives individually, one of our officers, and other named parties. The complaint alleges, among other things, that the defendants breached certain covenants not to compete and a non-solicitation covenant with respect to customers and employees of the plaintiffs. The complaint also claims that we interfered with contractual relations of the plaintiffs and aided and abetted the Soil Disposal sales representatives’ breach of certain fiduciary duties to the plaintiffs, as well as alleges claims of unfair competition, misappropriation of trade secrets and civil conspiracy against the salespersons, among other tort and contract-based claims. The plaintiffs are seeking injunctive relief, unspecified compensatory, consequential and punitive damages and attorneys’ fees against all defendants.
With the filing of this complaint, the plaintiffs applied for a temporary restraining order, a preliminary injunction and expedited discovery against all defendants. On December 20, 2007, all of these applications were denied by the court. In September 2008, the plaintiffs amended their complaint and also moved to compel us and the other defendants to produce additional documents. The defendants opposed these motions and cross-moved for summary judgment dismissing the case. A hearing was held on the three motions on February 9, 2009. The court took the motions under advisement but indicated that it will likely dismiss all or most of the plaintiffs’ case. The court further advised that it will likely render a written decision on the motions before the next scheduled conference on April 29, 2009. In the meantime, the court, at the defendants’ request, ordered a stay of all further discovery. The defendants have denied all material claims, believe that the plaintiffs’ claims are without merit and intend to continue to contest this lawsuit vigorously.
Defamation Litigation
On January 14, 2008, a lawsuit was filed in the Superior Court of New Jersey, Camden County, by James Sanford, Corsan Technologies, Inc., Elite Management, Inc. and Donna Pantaleo alleging that we, one of our consultants and one of our officers defamed the plaintiffs by sending a letter to the Pennsylvania Office of the Attorney General. The complaint alleges that the letter included numerous false and defamatory statements and assertions about the plaintiffs arising out of their business. The plaintiffs are seeking unspecified compensatory and punitive damages against all defendants. In January of 2009, we agreed to settle this matter for 30,000 shares of Pure Earth common stock and entered into an agreement with the plaintiff whereby Casie Group will accept a specified quantity of soils from the plaintiff at a stated price. Accordingly, we recorded an accrual for the fair value of the stock to be issued in resolution of this matter as of December 31, 2008.
Juda Litigation
On April 17, 2006, a lawsuit was filed in the U.S. District Court for the District of New Jersey by Duraport Realty Two, LLC against Whitney Contracting, Juda and certain of their affiliates. This lawsuit involved an alleged breach of a lease agreement between Duraport and Whitney Contracting, and personal guarantees made by certain of the defendants. The complaint named Juda, our wholly owned subsidiary, as a defendant and claimed that in 2005, Juda misrepresented Whitney Contracting’s creditworthiness, which fraudulently induced Duraport to enter into the lease agreement, that Juda was unjustly enriched by its use of the leased premises, and that Juda was liable for property damage. Duraport had sought aggregate damages in excess of $1.0 million. In March 2009, without defendants admitting any liability or wrongdoing or acknowledging the validity of any of the plaintiff’s allegations, the parties settled this lawsuit for $350,000, of which Juda paid $50,000 and all other defendants but one paid the remaining $300,000.

During the year ended December 31, 2007, we, Juda and the former owners of Juda were named as co-defendants in a lawsuit filed in the U.S. District Court for the Southern District of New York relating to the pension liability of union truckers. On January 10, 2008, this case was settled for $650,000, plus 10% annual interest, payable over a two-year period. Although all defendants are jointly and severally liable for payment of this settlement, the former owners of Juda have agreed to reimburse us for any costs and liabilities incurred as a result of this litigation and to indemnify and hold us harmless against any claims, suits, causes of action or losses. We and the former owners of Juda agreed to settle this liability as follows:
•	$250,000 was payable upon execution of the settlement agreement; and
•	two consecutive payments of $200,000 each, plus accrued interest, are to be made on or before December 10, 2008 and 2009, respectively.
To facilitate this settlement, we posted a $400,000 letter of credit to serve as a credit enhancement. Pursuant to a Reimbursement and Indemnity Agreement with the former owners of Juda, we have the right to offset any amounts owed by them against salary compensation or annual bonuses that they would otherwise be entitled to receive from us. We also required the former owners of Juda to pledge 150,000 shares of our common stock held by them as collateral for the letter of credit. The pledged shares were deposited into an escrow account that is jointly held by the parties. On December 10, 2008, we made a payment of $200,000 on behalf of the former owners of Juda, at which time the outstanding letter of credit was reduced to $200,000. At that time, we also required the former owners of Juda to post an additional 125,000 shares of our common stock as additional collateral. We plan to accept and retire 200,000 shares of these shares held in escrow as reimbursement for the December 2008 payment made on behalf of the former owners of Juda.
Accounts Receivable Litigation
In September of 2007, we began transportation and disposal work on a large construction job in New York City to redevelop several city blocks. Beginning in September 2007 and through September 30, 2008, we billed a total of $9.2 million to this customer for which we received payments totaling $7.3 million, leaving an outstanding receivable balance of $1.9 million. In addition, we also billed an additional $0.9 million in September of 2008 relating to this same job through another one of our major customers, which is also outstanding as of December 31, 2008 and for which we have a payment bond in the amount of $0.9 million in place. In August of 2008, we were notified by the customers that they were stopping payment due to a dispute over the tonnage of material removed from the construction site. We promptly ceased work on the job and filed a mechanics’ lien on the properties in September of 2008.
In December of 2008, PE Disposal filed three lawsuits in the Supreme Court for the State of New York, County of New York, against this customer and other lienholders, alleging that approximately $2.8 million in amounts owed to us for transportation and disposal fees, plus applicable interest, have not been paid. We are seeking to foreclose on a mechanics’ lien and are alleging breach of contract, unjust enrichment and account stated claims. Certain of the defendants have filed counterclaims against PE Disposal for breach of contract, fraud and willful lien exaggeration, and are seeking at least $2.0 million in damages in each of the three cases, plus punitive damages and attorneys’ fees in an amount to be proven at trial. Each of these lawsuits is in the discovery stage. We believe that these defendants’ counterclaims are without merit and we intend to contest each of their counterclaims vigorously.
New Jersey Sales and Use Tax Audit
The State of New Jersey conducted a sales and use tax audit of Casie. The audit covered the period from October 2002 through December 2006, prior to our acquisition of Casie in March 2007. We estimated the total potential sales and use tax liability, including estimated interest and penalty, to be approximately $0.5 million, and we established a reserve in this amount. On June 16, 2008, New Jersey offered to settle this matter for the full five years at issue for approximately $265,000, if paid before July 20, 2008. We accepted this offer on June 28, 2008 and paid the proposed settlement amount in full.
As a result of the resolution of this liability, we would be obligated to issue additional shares to the former owner of Casie for the reduction in the liability amount pursuant to the Casie Group stock purchase agreement. As of December 31, 2008, we have recorded a liability of approximately $72,000 for the present estimated value of these shares. However, we have not issued these shares to the former owner, as the actual amount of shares to be issued, if any, remains subject to the resolution of the remaining Casie Group post-closing liabilities, as provided for in the Casie Group stock purchase agreement.
Environmental Matters
On February 15, 2007, the NJ DEP asserted multiple violations against MART of its Class B Recycling Facility Permit through the issuance of an Administrative Order and Notice of Civil Administrative Penalty Assessment. The NJ DEP fined MART approximately $0.6 million, which was accrued for as of March 30, 2007, the date we purchased MART, at December 31, 2008. To date, this fine had not been paid and is currently under appeal. We believe that this fine will be materially reduced as a result of bringing the facility into compliance. The most significant of these alleged violations, in terms of cost to remedy, was the storage of approximately 253,000 tons of processed and unprocessed soil in areas beyond the limits of MART’s permit, and the ongoing processing of soil in areas where this activity was not authorized. Following the acquisition, we have attempted to address these alleged violations. We installed our own supervisory team to oversee the processing and off-site disposal of this soil, requiring an investment in MART of approximately $3.7 million from June 30, 2007 through December 31, 2008. In addition, we have invested approximately $150,000 to install impermeable high-density polyethylene liners over an additional area of approximately one acre to expand the footprint of its soil processing operation. We believe MART’s unprocessed soil stockpile is currently in compliance with the requirements of the NJ DEP permit. MART has also recently submitted a permit amendment application to formalize its expanded soil processing operation over the newly-lined area.
On September 28, 2007, the EPA brought an administrative complaint against Casie, alleging that Casie failed to submit a response plan under the Oil Pollution Act of 1990 with respect to its facility in Millville, New Jersey, and thereby violated the Clean Water Act. The complaint proposes to assess a civil penalty in the amount of $103,000. An extension in which to file an answer to the complaint has been provided to facilitate the opportunity of scheduling a meeting for an informal settlement conference to discuss jurisdiction, notice and compliance issues, and to determine whether a negotiated settlement can be reached.
From time to time, we may pay fines or penalties in environmental proceedings relating our businesses. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Our Common Equity
The acquisition of South Jersey Development, Inc. took place on January 20, 2006. From February 6, 2006 to December 23, 2008, our common stock was quoted on the Pink Sheets® automated electronic quotation service under ticker symbol “PREA.PK.” Prior to February 6, 2006, our stock was quoted on the Pink Sheets® under ticker symbol “INFV.PK.” Beginning on December 24, 2008, our common stock has been quoted on the OTC Bulletin Board automated quotation service under ticker symbol “PREA.OB.”
The following table sets forth the range of the high and low trading prices for our common stock for each fiscal quarter of our last two fiscal years, as provided by SunGard Data Management Solutions. These prices reflect actual transactions, without retail mark-up, mark-down or commission.

	High	Low
Fiscal Year Ended December 31, 2007
First Quarter	$9.45	$7.15
Second Quarter	8.00	5.90
Third Quarter	6.00	3.00
Fourth Quarter	3.65	2.20

Fiscal Year Ended December 31, 2008
First Quarter	$3.50	$1.01
Second Quarter	2.50	1.45
Third Quarter	2.45	1.21
Fourth Quarter	1.79	1.26
As of March 2, 2009, there were 17,626,799 shares of our common stock outstanding held by approximately 231 stockholders of record, solely based upon the count our transfer agent provided us as of that date. This number does not include any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. It also does not include broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.
We have not paid dividends on our common stock in the past and do not anticipate paying dividends on our common stock in the foreseeable future. We anticipate that we will retain future earnings, if any, to fund the development and growth of our business. While they are outstanding, the terms of our Series B preferred stock do not permit us to pay any cash dividends on our common stock. We are also limited or prohibited from paying dividends under the terms of our revolving lines of credit, and we may be a party to other agreements in the future that limit or restrict our ability to pay dividends. In addition, the General Corporation Law of the State of Delaware prohibits us from declaring and paying a dividend on our capital stock at a time when we do not have either (as defined under that law):
•	a surplus, or, if we do not have a surplus,

•	net profit for the year in which the dividend is declared and for the immediately preceding year.
Recent Sales of Unregistered Securities
We have listed below sales and issuances of our unregistered securities made during 2008 that were not otherwise reported in a Form 10-Q or Form 8-K.
•	In January 2008, we issued 5,000 shares of our common stock to a waste broker, whom we reasonably believed to be an accredited investor at the time of issuance, in exchange for marketing services. We valued these services at the time of issuance to be $15,000. We believe that such issuance was exempt from Securities Act registration under Section 4(2) of the Securities Act.

•	In March 2008, we sold 6,300 shares of our Series B preferred stock and a warrant to purchase 767,375 shares of our common stock to an investor, whom we reasonably believed to be an accredited investor at the time of sale, for $6,300,000 in gross proceeds. We believe that such sale was exempt from Securities Act registration under Section 4(2) of the Securities.

•	On October 13, 2008, we issued 5,000 shares of our common stock to a new employee pursuant to that individual’s written employment agreement. These shares were valued at $14,750 at the time of issuance. We believe that the issuance was exempt from Securities Act registration under Section 4(2) of the Securities Act.
We believe that the offers and sales indicated as being exempt from Securities Act registration under Section 4(2) of the Securities Act were so exempt for, among other things, the following reasons:
•	the subject securities were sold to a limited group of persons;

•	we reasonably believed that each investor was purchasing our securities for investment without a view to resale or further distribution, except in compliance with the Securities Act;

•	each investor was reasonably believed to possess one or more of the following characteristics:
•	the investor was a sophisticated investor at the time of the sale;

•	the investor had a pre-existing business or personal relationship with us, our management or a placement agent engaged by us; or

•	the investor received all material information about us and our business, or was given reasonable access to such information a reasonable period of time prior to any sale of our securities;
•	restrictive legends stating that the securities may not be offered and sold in the United States absent registration under the Securities Act or an applicable exemption therefrom were placed on certificates evidencing the securities or agreements relating thereto; and
•	no form of general solicitation or general advertising was made by us in connection with the offer or sale of these securities.
Item 6. Selected Financial Data.
Not applicable to smaller reporting companies.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto, which are included elsewhere in this annual report on Form 10-K.

This section contains forward-looking statements. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur. Relevant factors, risks and uncertainties include, but are not limited to, those discussed in “Item 1. Business,” “Item 1A. Risk Factors” and elsewhere in this annual report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date of this annual report. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. See “Item 1. Business — Forward-Looking Statements.”
Information contained in this section and expressed in dollars has generally been presented in round numbers. Percentages contained in this section have been calculated, where possible, using the information from our consolidated financial statements, and not the rounded information provided in this section. As a result, these percentages may differ slightly from calculations obtained based upon the rounded figures provided in this section and totals contained in this section may be affected by rounding.
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
As we are a relatively new company, a key element of our formation and growth to date has been our ability to identify potential complementary environmental services and beneficial reuse companies or specific assets of such companies as acquisition targets, to negotiate and successfully close those acquisitions, and to integrate the acquired businesses and assets into our operations. By combining these existing and new technologies into a single organization, we believe we can be the leading provider of a wide array of soil reclamation, waste recycling, alternative fuels and other environmental services. We also intend to utilize these services internally to develop and rehabilitate Brownfield properties that we own for development, and, ultimately, sale, as commercial real estate opportunities.
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
We generate revenues and cash in each of our segments as follows:
•	Transportation and Disposal — Revenues and cash are derived generally from fees charged to our customers for the collection, transportation and disposal of contaminated and clean soils from urban construction projects in the mid-Atlantic region and the New York metropolitan area.
•	Treatment and Recycling — Our revenues and cash are earned primarily through the following channels:
•	fees earned as a disposal facility for treatment by thermal desorption of contaminated soils; and
•	performing recycling services, such as oil recycling, decontamination, wastewater cleanup, and laboratory analysis.
•	Environmental Services — We generate revenues from fees charged for our environmental consulting and related specialty services, including well-drilling and the disposal of medical waste. We have recently acquired our first Brownfield site and plan to take steps to cap this property with soils from our Transportation and Disposal segment. We estimate that we will begin generating revenues from our Brownfield operations in the fourth quarter of 2009.
•	Materials — Revenues and cash are generated by charging fees to customers for the removal of construction materials, such as rock and aggregate, from jobsites. These fees are based upon the quantity and weight of material removed and the distance of the jobsite from our rock crushing facility. We then process the material at our rock crushing facility into various crushed stone products, which are then resold to customers for use in other construction projects. We sell our crushed stone products by weight and at a unit price that varies depending on the product type. Our Materials revenues are primarily dependent upon the high level of construction services in and around New York City and the New York-New Jersey-Connecticut tri-state area, as well as the demand for crushed stone products used in those construction projects.
•	Concrete Fibers — We generate revenues and cash through the sale of packaged concrete fibers to construction companies, concrete manufacturers and wholesalers in the domestic and foreign marketplace. The price at which we sell these fibers is determined based upon the type of fiber, the quantity of the order and the pricing of our competitors for similar products. Our Concrete

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
We believe that the environmental services industry, especially in the eastern United States, is generally poised to expand in the near future for several reasons. First, support for environmentally sustainable construction methods and materials has increased over the past few years, and we predict that this trend will continue in light of growing concerns regarding fuel availability and consumption, and the environmental impacts of industry and development.
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
We believe that we are well-positioned to capitalize upon these industry opportunities. First, we have commenced operations in strategically selected geographic locations near major cities and industrial centers, such as the New York-New Jersey-Connecticut tri-state area and the mid-Atlantic region. Despite a recent market downturn due to challenges posed by the current economic environment, these regions have historically supported strong construction growth and have driven the need for the recycling and reuse of a variety of waste streams, which we believe will continue to be true in the long-term. We seek to improve and expand our existing operations to take advantage of these opportunities while also improving our overall operating efficiency to enhance profitability.
Second, we are focusing on integrating a wide array of related environmental services operations into a single platform to offer our customers a single source for customizable transportation, disposal and treatment and recycling services, all at a lower cost. Our Materials segment also produces beneficially reused construction materials at a significant discount to the cost of original materials, which supports sales to construction sites as well as our internal needs for Brownfield redevelopment. Our services integration strategy is being developed for us to capitalize on the Brownfield redevelopment industry through the management of a diverse range of contaminated materials and environmental services which we believe will allows us to seek Brownfield sites for efficient and cost-sensitive development of these properties.
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses. We make these estimates and assumptions because certain information that we use is dependent upon future events, cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies. In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment. Actual results could differ from the estimates and assumptions that we use in the preparation of our consolidated financial statements. Below is a summary of our most important accounting policies that may affect our consolidated financial statements.
Revenue Recognition: We apply the revenue recognition principles set forth under the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” with respect to all of our revenue. Accordingly, revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collection is reasonably assured. Revenue is recognized net of estimated allowances, which are determined based upon historical analysis, recent market trends and in some cases specific evaluation.
We recognize revenues associated with each of our five reportable segments as follows:
•	Transportation and Disposal — revenues are recognized upon completion of the disposal of the waste into a landfill or Brownfield, or when it is shipped to a third party for processing and disposal. We bill our customers upon acceptance of the waste. Because the disposal process typically occurs within one day of acceptance, we do not generally defer revenue based on the minimal amount of time between billing and completion of waste disposal. At December 31, 2008 and December 31, 2007, there was not any waste that had been accepted, but not yet disposed of, into a landfill or other facility.
•	Treatment and Recycling — revenues are recognized upon the acceptance of the waste into our facility and the completion of the treatment of hazardous or non-hazardous soils and oil byproducts. Revenues from waste that is not yet completely processed (and their associated costs) are deferred until the services have been completed. Some of our customer contracts require a certificate of disposal from a recycling outlet and for those specific contracts revenue is deferred until the disposal process has been completed. Estimating the amount of revenue and costs of revenue to be deferred for waste that has not yet been completely processed requires significant judgments and assumptions to be made by management, such as the estimated cost per ton for fuel and the costs of handling, transportation and disposal. At December 31, 2008 and December 31, 2007, we recorded deferred revenues of approximately $0.1 million and $0.8 million, respectively.
•	Environmental Services - revenues are recognized as services are rendered.
•	Materials:
•	Revenue from incoming materials is recognized upon acceptance of the materials into the facility at which time it is deemed earned.
•	Subsequent to the receipt of unprocessed materials, we process the material into a finished product. The finished product is resold to third parties and revenue is recognized upon delivery of the finished product to the customer.
•	Concrete Fibers — revenues are recognized upon the shipment of finished goods to our customers. Generally, title to the finished goods and risk of loss pass to the customer when the goods are shipped. Therefore, we recognize revenue for this segment at that point.
Accrued Disposal Costs. We record accrued disposal costs representing the expected costs of processing and disposing of clean and contaminated soils that have been received into the treatment facility. Disposal costs include the costs associated with handling and treating the waste, and the cost of disposing the processed materials. Any soil that is unprocessed is expected to be treated within the next 12 months and, therefore, this obligation is classified as a current liability on our consolidated balance sheets. Except as required by certain specific customer contracts, we generally are not obligated to dispose of processed soil within a specific time period. As a result, disposal costs for processed soil not subject to those specific customer contracts are classified as a long-term liability on our consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable are due from a variety of customers. We extend credit based on continuing evaluations of the customer’s financial condition, and in certain instances may require additional collateral or insurance bonds from our customers. We review accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve based on historical experience, in our overall allowance for doubtful accounts. We assess the need for specific reserves based upon factors specific to the individual receivables and customers, including our past experience in dealing with the customer, length of time outstanding, condition of the overall economy and industry as a whole and whether or not the contract is bonded or insured. For many of our larger contracts, we may require the customer to obtain an insurance bond to provide for additional collateral in the event that we are unable to collect from the customer directly. Accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided, but historically our provision has been adequate. Due to the downturn in the current economic environment, we have experienced an increased aging of our accounts receivable and slower turnover of these accounts. As a result, we have increased our allowance for doubtful accounts as of December 31, 2008 by an additional $0.6 million.
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
We also have valuable state and local permits that allow our companies within the Treatment and Recycling segment to operate their recycling and soil remediation operations. The permits do not have any legal, regulatory (other than perfunctory renewal requirements of up to five years on certain permits), contractual, competitive, economic or other factors that would limit the useful lives of the assets, and therefore are deemed to have indefinite lives and are not subject to amortization. Permits with finite lives were immaterial at December 31, 2008 and December 31, 2007, and any such permits would be amortized on a straight-line basis over their estimated useful lives.
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
Business Combinations. Acquisitions we enter into are accounted for using the purchase method of accounting. The purchase method requires our management to make significant estimates. Under SFAS No. 141, “Business Combinations,” as was in effect in fiscal 2007 and 2008, management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. Determining the fair value of the consideration paid requires estimates on the part of management due to the fact that our common stock is thinly traded and therefore the market price may not be representative of fair value. This cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In addition, management, with the assistance of valuation professionals, must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Where appropriate or required, management may utilize third-party appraisals to assist in estimating the fair value of tangible property, plant and equipment and intangible assets acquired.
The accounting principles governing the accounting of business combinations have been substantially revised, effective January 1, 2009, by the adoption of SFAS No. 141 (revised 2007), “Business Combinations.” The adoption of SFAS No. 141(R) will impact our consolidated financial statements prospectively in the event of any business combination we may enter into after the effective date in which we are deemed to be the acquirer for accounting purposes. See “ — Recently Issued Accounting Pronouncements — Business Combinations.”
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
As a result of the adoption of SFAS No. 123(R), we are required to recognize compensation cost relating to stock-based payment transactions with employees in our consolidated financial statements. That cost is measured based upon the fair value of the equity or liability instrument issued as of the grant date and is recognized over the requisite service period.
We did not grant any stock-based compensation in the form of options during the years ended December 31, 2008 and December 31, 2007. When and if we do decide to grant options to our employees or directors, we will be required to determine the grant date fair value of the option using an appropriate option valuation method, such as the Black-Scholes-Merton closed-form option valuation model. To calculate the grant-date fair value of options, we will be required to make certain estimates or assumptions in accordance with the guidance provided in SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies,” including, among other things, the expected term of the option, the expected volatility of our common stock, the expected dividend yield, the requisite service period of the option and the risk-free interest rate. Any assumptions we make may need to be adjusted in accordance with SFAS No. 123(R), SAB No. 107 and generally accepted accounting principles.
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
Derivative Financial Instruments. We use derivative financial instruments primarily for the purpose of hedging our exposure to fluctuations in interest rates. All such instruments are entered into for other than trading purposes. All derivatives are recognized on the balance sheet at fair value and changes in the fair value of derivatives are recorded in earnings. Our only outstanding derivative financial instrument at December 31, 2008 was an interest-rate swap entered into in connection with the Casie Group term loan. See “ — Debt Obligations — Long-Term Debt.” This derivative financial instrument is not currently designated as part of a hedge transaction and, therefore, it is accounted for as a freestanding derivative financial instrument.
Fair Value Measurements. We adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for assets and liabilities that are measured at fair value on a recurring basis effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also prioritizes the use of market-based assumptions, or observable inputs, over entity-specific assumptions or unobservable inputs when measuring fair value and establishes a three-level hierarchy based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. The fair value hierarchy designates quoted prices in active markets for identical assets or liabilities at the highest level and unobservable inputs at the lowest level. Pursuant to SFAS No. 157, when the fair value of an asset or liability contains inputs from different levels of the hierarchy, the level within which the fair value measurement in its entirety is categorized is based upon the lowest level input that is significant to the fair value measurement in its entirety.
In classifying assets and liabilities recorded at fair value on a recurring basis within the valuation hierarchy, we consider the volume and pricing levels of trading activity observed in the market as well as the age and availability of other market-based assumptions. When utilizing bids observed on instruments recorded at fair value, we assess whether the bid is executable given current market conditions relative to other information observed in the market. Assets and liabilities recorded at fair value are classified in Level Two of the valuation hierarchy when current market-based information is observable in an active market. Assets and liabilities recorded at fair value are classified in Level Three of the valuation hierarchy when current, market-based assumptions are not observable in the market or when such information is not indicative of a fair value transaction between market participants.
We determine fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs, and may include valuation techniques such as present value cash flow models, option-pricing models or other conventional valuation methods. We use unobservable inputs when observable inputs are not available. These inputs are based upon our judgments and assumptions, which are our assessment of the assumptions market participants would use in pricing the asset or liability, including assumptions about risk, and are developed based on the best information available. Adjustments may be made to reflect the assumptions that market participants would use in pricing the asset or liability. These adjustments may include amounts to reflect counterparty credit quality, our creditworthiness and liquidity. The incorporation of counterparty credit risk did not have a significant impact on the valuation of our assets and liabilities recorded at fair value on a recurring basis as of December 31, 2008. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements.
As of December 31, 2008, none of our total assets and 24% of our total liabilities were measured at fair value on a recurring basis, which liabilities were related to the Susquehanna term loan and interest rate swap. Approximately 6% of our liabilities measured at fair value were valued using primarily observable inputs and were categorized within Level Two of the valuation hierarchy. Our liabilities categorized within Level Two of the valuation hierarchy are comprised of the interest rate swap entered into in relation to the Susquehanna term loan. Approximately 94% of our liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy. Our liabilities categorized within Level Three of the valuation hierarchy consist solely of the Susquehanna term loan, which we elected to carry at fair value pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” See Note 15 in the notes to our consolidated financial statements in this annual report for additional information regarding the fair value hierarchy, our assets and liabilities carried at fair value and activity related to our Level Three financial instruments.
Preferred Stock. We classify and measure our preferred stock according to the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” Preferred stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value in accordance with SFAS No. 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Under these pronouncements, we classify conditionally redeemable preferred shares, which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. The Series A preferred stock, which was outstanding until June 30, 2008, contained a put option that was not solely within our control and therefore, was classified as temporary equity. The Series B preferred stock issued in March 2008 is mandatorily redeemable in March 2013 and is therefore classified as a liability.
Income Taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items; for example, differences arising as a result of applying the purchase method of accounting to acquisitions. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent that we believe recovery is not likely, a valuation allowance must be established.
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits at December 31, 2008 and December 31, 2007. We file U.S. federal income tax returns, as well as tax returns in various state and local jurisdictions. These returns are subject to audits by the respective tax authorities. We record penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

Results of Operations — Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
The following table presents, for the periods indicated, a summary of our consolidated statement of operations information.

	For the Years Ended December 31,
(in thousands, except share and per share data)	2008	2007
Revenues	$62,738	$59,399
Cost of revenues	51,636	46,149

Gross profit	11,102	13,250

Operating expenses:
Salaries and related expenses	6,219	4,450
Occupancy and other office expenses	1,167	1,350
Professional fees	2,029	1,000
Other operating expenses	2,188	903
Insurance	1,058	861
Depreciation and amortization	555	326
Impairment of idle machinery	1,618	—
(Gain) loss on sale of equipment	(245)	11

Total operating expenses	14,589	8,901

Income (loss) from operations	(3,487)	4,349
Interest expense, net	(1,898)	(933)
Income (loss) from equity investment	(311)	90
Expenses for unrealized acquisitions	(271)	—
Change in fair value of warrants with contingent redemption provisions	1,151	—
Other income	218	88

Income (loss) before provision for (benefit from) income taxes	(4,597)	3,593
Provision for (benefit from) income taxes	(2,057)	1,564

Net income (loss)	(2,540)	2,029
Less preferred stock dividends	478	75

Income (loss) available for common stockholders	$(3,018)	1,954

Income (loss) available for common stockholders per share (basic)	$(0.17)	$0.12

Income (loss) available for common stockholders per share (diluted)	$(0.17)	$0.12

Weighted average shares of common stock outstanding during the period (basic)	17,427,847	16,428,969
Weighted average shares of common stock outstanding during the period (diluted)	17,427,847	16,662,029
Earnings before interest, taxes, depreciation, and amortization (EBITDA)	$328	$6,915
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
In addition, we also utilize EBITDA as a measure of our liquidity and our ability to meet our debt service obligations and satisfy our debt covenants, which are partially based on EBITDA. See “— Liquidity and Capital Resources — Summary of Cash Flows — Net Cash Used in Operating Activities.”
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
The following table presents a reconciliation of net income (loss), which is our most directly comparable GAAP operating performance measure, to EBITDA for the years ended December 31, 2008 and December 31, 2007:

	For the Years Ended
	December 31,
	2008	2007
EBITDA	$328	$6,915
Depreciation and amortization, including $2,473 and $2,154 of depreciation and amortization classified as a component of cost of revenues	3,028	2,477
Interest expense, net	1,898	933
Gain on extinguishment of convertible debt (1)	—	(88)
Provision for (benefit from) income taxes	(2,058)	1,564

Net income (loss)	$(2,540)	$2,029

(1)	Included on our statement of operations as a component of other income.
Revenues
The following table sets forth information regarding our revenues, excluding intercompany revenues, by segment for the years ended December 31, 2008 and 2007.

	For the Years Ended December 31,
	2008		2007
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues
Transportation and Disposal	$32,454	52%	$41,026	69%
Treatment and Recycling	24,878	40%	14,819	25%
Environmental Services	2,008	3%	1,842	3%
Materials	1,826	3%	1,712	3%
Concrete Fibers	1,572	2%	—	—

Total	$62,738	100%	$59,399	100%

Revenues increased by $3.3 million, or 5.6%, from $59.4 million for the year ended December 31, 2007 to $62.7 million for the year ended December 31, 2008. The overall revenue increase in 2008 is primarily attributable to a $10.1 million increase in revenues from the Treatment and Recycling segment, offset by a decrease of $8.6 million in revenues from Transportation and Disposal. The Treatment and Recycling segment benefited from a full year of operating results for Casie Group in 2008 as compared to only nine months for the year ended December 31, 2007. Our revenues from the Environmental Services and Materials segments each increased slightly by $0.2 million and $0.1 million, respectively, for the year ended December 31, 2008 over the prior year period. The startup of our Concrete Fibers segment commenced on April 1, 2008 and contributed approximately $1.6 million of revenues for the year ended December 31, 2008. The operating results for 2008 also include $12.9 million of revenue attributable to the expansion of our sales group within the Transportation and Disposal segment and the further diversification of our customer base. In the second quarter of 2008, we hired two additional senior level sales and marketing personnel to coordinate, upgrade and penetrate larger Fortune 500 accounts on a national level for the Transportation and Disposal and Treatment and Recycling segments, which we believe will lead to additional revenues in the future, diversify our customer base and assist us in expanding our operations through a larger sales network across our operating segments.
Revenues from our Transportation and Disposal segment decreased by $8.6 million, or 21%, from the year ended December 31, 2007 as compared to the year ended December 31, 2008. Revenues in both periods were driven largely by the demand for our Transportation and Disposal services in the New York metropolitan area, which decreased significantly during the fourth quarter of 2008 as a result of a general downturn in the overall economy and particularly in the construction industry in the New York metropolitan area. We derived 36% and 74% of our Transportation and Disposal revenues from three large customers for the year ended December 31, 2008 and two customers for the year ended December 31, 2007. In December 2007, we expanded our sales group within this segment in order to further diversify our customer base. Revenues from the Transportation and Disposal segment are highly dependent upon the market for construction and rehabilitation projects in the New York City metropolitan area, which experienced a significant downturn during the fourth quarter of 2008 due to uncertain economic and market conditions, resulting in a 54% decrease in our Transportation and Disposal fourth quarter revenues from the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007.
Revenues from the Treatment and Recycling segment for the year ended December 31, 2008, increased by $10.1 million, or 68%, as compared to the year ended December 31, 2007. The increase in revenues is largely attributable to having a full year of operations from Casie Group in 2008 as compared to only nine months in 2007. The revenues for the year ended December 31, 2008 reflect a strong market for our services as a recycling and disposal services provider in the contaminated soil and recycled oil sectors, which contributed $13.6 million and $11.2 million of revenues, respectively. During the year ended December 31, 2008, we had five customers which contributed approximately $10.5 million in revenues, or 42% of the segment’s revenues. We are currently in the process of obtaining additional permits that will allow us to increase the capacity and volume of clean and contaminated soils that can be processed and treated. In addition, we continue to explore opportunities in the market for spent metal catalysts through our ACR joint venture. As of December 31, 2008 and 2007, we have made net advancements of approximately $6.3 million and $7.0 million, respectively to Casie Group for equipment, capital improvements and working capital needs, which we expect will enhance efficiency of the Casie Group’s operations and thereby translate into increased revenues for our Treatment and Recycling segment. During the fourth quarter of 2008, we also began the brokering of alternative waste streams through PE Energy, which contributed $0.2 million in additional revenues for the year ended December 31, 2008.
Revenues from the Environmental Services segment increased by approximately $0.2 million, or 11.1%, from $1.8 million for the year ended December 31, 2007 to $2.0 million for the year ended December 31, 2008 and is the result of an increase in disposal revenues associated with this segment. In 2008, we expanded our consulting services by offering the brokering of the disposal of waste, which contributed approximately $0.8 million for the year ended December 31, 2008. In addition, we also purchased a Brownfield location in central Connecticut in January 2008, which will provide an additional disposal site for our excavated soils over the next two years. We anticipate that this site will begin generating revenues in the fourth quarter of 2009.
Revenues from the Materials segment also increased by approximately $0.1 million, or 7%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The Materials segment results overall were positively affected by the leasing and operation of a new rock crushing facility in Lyndhurst, New Jersey, in addition to then existing operations in North Bergen, New Jersey, which contributed approximately $0.9 million of revenues for the year ended December 31, 2008. The addition of a second material processing site allowed us to increase our volume and provide an alternative disposal outlet for certain types of material from our Transportation and Disposal segment. In May 2008, we leased new equipment at a cost of approximately $1.8 million at these facilities, which we expect will contribute to increasing our ability to recycle additional volumes of material. In June 2008, we encountered a temporary disruption in the operations of our Lyndhurst processing facility and as a result we experienced a decline in Materials revenue in the second and third quarters of 2008.
Also, in October 2008, we terminated our lease and operating agreement for the North Bergen rock crushing facility, which we had been occupying on a month-to-month basis since the expiration of the lease agreement on July 25, 2008. The termination of this lease and operating agreement has had a positive impact on our Materials segment results as we are no longer required to first offer the owner of the facility a fixed price for our rock and aggregate products. We believe that we will be able to continue to sell these products at higher prices to other customers, which will result in higher revenues on a per ton basis. The loss of production from this rock crushing facility will be offset and absorbed by increased production at our Lyndhurst site which can now handle higher quantities of material with the new $1.8 million of equipment leased in 2008.
The Concrete Fibers segment produced revenues of $1.6 million for the nine months ended December 31, 2008. We commenced operations in our Concrete Fibers segment on April 1, 2008 with the acquisition of Nycon. Revenue for the Concrete Fibers segment during the year ended December 31, 2008 is reflective of our efforts to generate sales through existing customer contacts and to renew relationships with former customers. During the fourth quarter of 2008, we experienced a decline in our revenues generated by this segment due to the overall downturn in the housing industry and overall economy; however, we anticipate that revenues for the Concrete Fibers segment will increase during 2009, as a result of our renewed sales strategy, which will utilize regional sales managers located in five strategic locations across the United States in an effort to broaden our customer base. Simultaneously with the Nycon acquisition, we introduced the Nycon-G™ fiber, an eco-friendly reinforcing fiber manufactured from post-consumer carpet waste and developed under the patented process covered by the licensing agreement with the patent holder. We believe that Nycon-G™ is the only concrete reinforcing fiber currently on the market that has minimal or no negative impact on the environment and that offering this product to the marketplace will allow us to establish or enhance existing relationships with large concrete manufacturers.
The table above excludes intercompany revenues of approximately $3.3 million and $4.4 million for the years ended December 31, 2008 and 2007, respectively, which revenues were eliminated from our consolidated statements of operations. Our intercompany revenues largely reflect our use of Transportation and Disposal services internally for our Materials processing activities and the shipment of wastes to our Treatment and Recycling segment facilities. We generally reflect these services at their current market value when rendered. An important part of the strategic alignment of our segments is the synergies and cost savings that these segments can provide to each other, which benefits us as a whole.
Cost of Revenues
The following table sets forth information regarding our cost of revenues, excluding intercompany costs, by segment for the years ended December 31, 2008 and 2007.

	Cost of Revenues — By Segment
	For the Years Ended December 31,
	2008		2007
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues
Transportation and Disposal	$22,628	36%	$27,910	47%
Treatment and Recycling	22,234	35%	14,492	24%
Environmental Services	1,685	3%	1,411	2%
Materials	3,827	6%	2,336	4%
Concrete Fibers	1,262	2%	—	—

Total	$51,636	82%	$46,149	78%

Cost of revenues increased by approximately $5.5 million, or 12.0%, from $46.1 million for the year ended December 31, 2007 to $51.6 million for the year ended December 31, 2008. Our cost of revenues as a percentage of revenues increased to 82% for year ended December 31, 2008 from 78% for the year ended December 31, 2007. The decline in our gross margin is primarily attributable to decreased margins within the Treatment and Recycling, Materials and Environmental Services segments. The decrease in the Treatment and Recycling segment’s margins is due to a decrease in the revenue per ton of material processed for the year ended December 31, 2008 as compared to the prior period ended December 31, 2007. During the year ended December 31, 2007, the Treatment and Recycling segment experienced higher gross profit margins as a result of several higher price per ton jobs from our Transportation and Disposal segment. During the year ended December 31, 2008, we had a full twelve months of operations in our Treatment and Recycling segment including the first quarter results, which is typically a slower time of year in terms of revenue generation and lower gross margins. The decreased margins in the Materials segment is the result of costs and disruption of operations which occurred in relation to starting up the Lyndhurst site, the forced shutdown of the Lyndhurst site which occurred in June of 2008, and the termination of the North Bergen lease and shutdown of the North Bergen facility in October 2008. The decreased margins in the Environmental Services segment is the result of a shift in the source of revenues from environmental consulting in 2007 to the brokerage of waste disposal in 2008. The gross margins for our Transportation and Disposal segment remained relatively consistent at 30% for the year ended December 31, 2008, as compared to 32% for the year ended December 31, 2007, for which the small decrease is reflective of the decline in the sales volumes during the fourth quarter of 2008.
The addition of New Nycon and our Concrete Fibers segment in April 2008 also added an additional $1.3 million in costs of revenues, for which our gross margin was 20% for the period from April 1, 2008 through December 31, 2008. We plan to decrease our cost of revenues to improve our gross margins by:
•	growing our Transportation and Disposal segment and increasing the number of disposal outlets accessible to us that are located closer to customer job sites, which would decrease our transportation costs and provide alternative disposal options to landfills;
•	decreasing our direct costs across all of our segments and in particular within the Treatment and Recycling and Materials segments through cost-cutting initiatives, including decreasing personnel costs through salary reductions, reduced headcount and modification of employee benefits.
•	decreasing our transportation and disposal costs through the addition of new transportation providers, negotiation of long-term contracts at more favorable prices, and the use of Brownfield properties that we own or operate as additional disposal outlets.
For 2009, we expect to continue to operate at gross margins ranging from 15% to 20% on a consolidated basis. These estimates are based on our current expectation of costs of labor and transportation costs. Our ability to achieve our estimated gross margins in future periods may be impacted by, among other things, the overall economic conditions, fuel prices that rise faster than anticipated, increases in disposal costs arising from a reduction in the disposal facilities’ capacity or additional restrictions that may be placed on the types or amounts of waste they may be able to accept, and our ability to successfully implement initiatives to reduce operating expenses. We anticipate that our Concrete Fibers segment will operate at a gross margin of approximately 20% in 2009.
Operating Expenses
Our operating expenses include:
•	salaries and related expenses (other than direct labor costs and union benefits described above);
•	occupancy and other office expenses;
•	professional fees;
•	insurance;
•	depreciation and amortization (other than amounts included as a component of cost of revenues as described above);
•	impairment of idle machinery;

•	gain recognized on our sale of certain equipment; and
•	other miscellaneous operating expenses.
The following table summarizes the primary components of our operating expenses for the years ended December 31, 2008 and 2007.

	For the Years Ended
	December 31,		Period to Period Change
(in thousands, except percentages)	2008	2007	Amount	Percentage
Salaries and related expenses	$6,219	$4,450	$1,769	40%
Occupancy and other office expenses	1,167	1,350	(183)	(14)%
Professional fees	2,029	1,000	1,029	103%
Other operating expenses	2,188	903	1,285	142%
Insurance	1,058	861	197	23%
Depreciation and amortization	555	326	229	70%
Impairment of idle machinery	1,618	—	1,618	*
Gain on sale of equipment	(245)	11	(256)	*

Total operating expenses	$14,589	$8,901	$5,688	64%

*	Not meaningful.
Salaries and related expenses represented approximately 44% of our total operating expenses for the year ended December 31, 2008 and were driven primarily by our overall headcount and compensation structure. Our costs associated with salaries and other related expenses increased by $1.8 million, or 40%, which is due to the addition of $0.9 million in salaries and compensation relating to the addition of new sales personnel in 2008, $0.3 million in expenses relating to additional salaries incurred in connection with our acquisition of Nycon for the year ended December 31, 2008, and $0.4 million in additional salary expense for administrative, accounting and sales personnel at the Corporate level. However, as part of our efforts in 2008 to reduce our operating expenses, we decided not to pay bonuses in 2008 with respect to our Corporate segment employees. We also incurred additional salary expenses within our Treatment and Recycling segment as a result of having a full year of operations for Casie Group during 2008 as compared to only nine months during 2007. These increases were offset by decreases within Transportation and Disposal segment as a result of lower commissions and bonuses for the year ended December 31, 2008, as a result of the segment’s performance.
We maintain employment agreements with many of our officers and key employees, many of which provide for fixed salaries, annual increases in base salary, bonuses based upon performance and other forms of compensation. In June 2008, we entered into employment agreements with two of our executive officers, which will provide them with increases in base salary and other benefits from year to year. A number of our employment arrangements include compensation tied to metrics of our operating performance, such as pre-tax income or EBITDA. Furthermore, in the second quarter of 2007, our board of directors adopted our incentive plan, which allows us to issue awards of options and shares of restricted stock to our employees, non-employee directors and certain consultants and advisors, for which we will be required to recognize as compensation expense the fair value of these awards over the associated service period. We also pay monthly commission expenses to our sales representatives operating in our Transportation and Disposal and Materials segments, based upon a percentage of overall sales volume and or gross profits, with additional incentives if certain sales thresholds are crossed. As a result, we anticipate that, over time as our revenues and gross profits increase, our salaries and related expenses will increase in terms of absolute dollars and, likely, as a percentage of total operating expenses.
Occupancy and other office expenses represent our costs associated with the rental of our office space and other facilities, temporary labor, dues and subscriptions, postage and other office expenses. Rent includes the cost of leasing our principal executive offices in Trevose, Pennsylvania and additional properties and facilities in New York, New Jersey and Connecticut to support our operations. Occupancy and other office expenses decreased by $0.2 million, or 13.6%, from the year ended December 31, 2007 as compared to the year ended December 31, 2008, which is primarily attributable to a decline in the rent expense at PE Disposal and Juda, lower office related expenses at Casie and Corporate, offset by additional office locations for PEI Disposal Group and New Nycon, which added additional rental expenses. We anticipate incurring additional costs associated with the leasing of new facilities as we grow geographically and acquire additional facilities at those locations. As a result, we expect our rent and related expenses to also increase in future periods.
For the years ended December 31, 2008 and 2007, our professional fees consisted primarily of:
•	consulting fees paid for sales, consulting and marketing assistance, which were eliminated as of September 2007;
•	audit and accounting fees related to the audit of our consolidated financial statements, the preparation of our Form 10 registration statement, and quarterly reviews;
•	legal costs associated with litigation;
•	legal and other related costs associated with the preparation and filing of our Form 10 registration statement with the SEC;
•	legal and other fees incurred in connection with our acquisitions; and
•	fees paid to third parties and regulatory agencies to monitor safety and compliance with respect to certain of our operations.
Our professional fees increased by $1.0 million, or 102.9%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007, which is result of additional audit fees associated with the year-end 2007 audit, and legal and other associated costs incurred in relation to the preparation and filing of our Form 10 registration statement with the SEC. We also incurred additional legal fees during 2008 in relation to ongoing legal disputes. For 2009, we anticipate that our legal, auditing, accounting and other professional fees will be consistent with our 2008 costs, as we are now an SEC reporting company. We will incur additional accounting and professional fees in order to comply with SOX, including the requirement to implement and maintain internal control over financial reporting, and to have our auditors issue an audit report on our assessment of our internal control over financial reporting, all of which will be required beginning with our fiscal year ended December 31, 2009. As we continue to grow, whether through internal growth or by acquisition, the amount of legal and other professional fees for any future transaction will increase as a result of our status as an SEC reporting company subject to SOX.
We maintain various policies for workers’ compensation, health, disability, umbrella, pollution, product liability, general commercial liability, title and director’s and officer’s liability insurance. Our insurance costs increased by approximately $0.2 million, or 22.9%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. We renegotiated our insurance coverage company-wide in August 2008, which decreased our insurance premiums for the fourth quarter of 2008 as compared to the same period in 2007.
For the year ended December 31, 2008, we incurred approximately $1.6 million in impairment charges relating to idle machinery held at Casie Group due to the softening of the overall economy. These impairment charges were accompanied by a corresponding reversal of approximately $0.6 million of the deferred tax liability associated with the idle machinery. At December 31, 2008, the idle machinery at Casie Group had a carrying value of $6.8 million with approximately $2.7 million of remaining deferred tax liabilities recorded in relation to this idle machinery. We are still in the process of determining whether to place this machinery into use in our operations at Casie Group based upon permit modifications and consideration of business volume, or to attempt to sell the equipment.
In November 2008, PE Materials shifted its rock crushing operations from the North Bergen, New Jersey facility to its other location in Lyndhurst, New Jersey. As a result of this move, approximately $345,000 of equipment was no longer needed for operations and was transferred into idle machinery. We intend to hold this equipment for sale and have recorded the equipment on the balance sheet at the lower of cost or market value.

Other operating expenses consist of general and administrative costs such as travel and entertainment, bank service fees, advertising and other office and miscellaneous expenses. Other operating expenses increased by approximately $1.3 million, or 142%, for the year ended December 31, 2008, as compared to the year ended December 31, 2007. This increase was primarily attributable to having a full year of expenses for Casie Group in 2008 as compared to nine months in 2007, and the startup of New Nycon and PEI Disposal Group, which contributed $0.1 million and $0.2 million, respectively, of operating expenses for the year ended December 31, 2008. During the year ended December 31, 2008, we also incurred approximately $0.6 million in additional bad debt expense as a result of an increase in our provision for doubtful accounts. We anticipate that in future periods, other operating expenses will continue to grow on a basis comparable to our increase in revenues.
Income (Loss) from Operations
The following table sets forth our income (loss) from operations by reportable segment for the years ended December 31, 2008 and 2007.

	For the Years Ended
	December 31,		Period to Period Change
(in thousands, except percentages)	2008	2007	Amount	Percentage
Transportation and Disposal	$3,343	$5,498	$(2,155)	(39%)
Treatment and Recycling	(1,084)	1,760	(2,844)	(162%)
Environmental Services	(333)	(140)	(193)	(138%)
Materials	(1,603)	(527)	(1,076)	(204%)
Concrete Fibers	(334)	—	(334)	*
Corporate and Other	(3,476)	(2,243)	(1,233)	(55%)

Total	$(3,487)	$4,348	$(7,835)	(180%)

*	Not meaningful.
The decrease in income from operations within the Transportation and Disposal segment is due in large part to a decrease in the overall Transportation and Disposal revenues of approximately $17.2 million (including intercompany revenues) offset by an increase in the gross profit margin from 18% for the year ended December 31, 2007, to 22% for the year ended December 31, 2008. This increase in gross profit margin is due primarily to the implementation of a revised pricing strategy with our customers, which allows us to use a combined pricing approach with higher average prices as compared to separate pricing for each disposal outlet. The decline in revenues during 2008 is attributable to a large non-recurring job from 2007 that was not present in 2008, coupled with a decline in the overall economy and the construction industry in the New York metropolitan area during the fourth quarter of 2008. We also added sales personnel within the Transportation and Disposal segment, which resulted in approximately $1.0 million of income from operations for the year ended December 31, 2008. Our loss from operations at Juda also decreased by approximately $0.5 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007, as a result of our strategic change in operations to outsource the trucking costs of our disposal operations instead of using our owned and operated vehicles.
Our Treatment and Recycling segment was formed as a result of the Casie Group acquisition on March 30, 2007. For the year ended December 31, 2008, the Treatment and Recycling segment had loss from operations of approximately $1.1 million as compared to income from operations of approximately $1.8 million for the nine months ended December 31, 2007. The decrease in operating results for the year ended December 31, 2008 is primarily due to lower revenue per ton pricing, coupled with increased disposal and transportation costs and operating expenses. Traditionally, this segment is slow during the first three months of the fiscal year, which was not present in the 2007 operating results. During 2007, Casie Group also benefited from intercompany revenues from our Transportation and Disposal segment which provided a large job with high margins. We expect that as the volume of incoming materials increases, our income from operations attributable to the Treatment and Recycling segment will also improve. During 2008, PE Energy contributed an operating loss of approximately $0.3 million due in large part to being a startup operation with certain fixed overhead costs, such as salaries.
Prior to March 30, 2007, the date of acquisition, Casie Group had net losses of $3.8 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively, which as a result required us to contribute to Casie Group an aggregate of $4.5 million of working capital upon acquisition pursuant to the terms of the stock purchase agreement. Subsequent to the date of acquisition, as of December 31, 2008, we have made net advances of approximately $1.8 million in additional funds to Casie Group, which were used to purchase additional equipment for in operations, to repair existing equipment and machinery and for general working capital purposes. We anticipate that, until this segment begins to generate a positive operating cash flow, we will need to continue to provide working capital necessary to fund this segment’s ongoing operations. We estimate that these operations will begin to generate positive operating cash flow in the second or third quarters of 2009.
Loss from operations within the Environmental Services segment was approximately $0.3 million for the year ended December 31, 2008 as compared to a loss of approximately $0.1 million for the year ended December 31, 2007. The loss from operations during 2008 was primarily attributable to a lack of new business resulting from our environmental consulting services. We expect that our operating results for the Environmental Services segment will begin to improve in the second half of 2009 with the growth of transportation and disposal brokerage services. We also expect to commence operations at our initial Brownfield property in the fourth quarter of 2009.
The loss from operations attributed to the Materials segment increased to approximately $1.6 million for the year ended December 31, 2008, from a loss of approximately $0.5 million for the year ended December 31, 2007. The increased loss from operations in this segment resulted primarily from losses incurred during the start-up of our rock crushing facility in Lyndhurst, New Jersey during the beginning of 2008, and we subsequently incurred additional costs at the Lyndhurst facility due to a temporary suspension of operations as a result of the property owner’s failure to comply with certain occupancy requirements and fire codes. We expect to improve upon the Materials segment results beginning in the first quarter of 2009, as we have obtained a new rock crusher that has been installed at the Lyndhurst location after having resumed operations at that site.
In October 2008, we terminated our lease agreement for the North Bergen rock crushing facility, which we had been occupying on a month-to-month basis while we discussed with the lessor the option of renewing the lease, which had expired on July 25, 2008. We anticipate that the termination of the North Bergen lease and operating agreement will have a positive impact on our Materials segment because we will no longer be required to first offer the owner of the facility a fixed price for our rock and aggregate products. We believe that we will now be able to sell these products at higher prices to other customers, which will result in higher revenues on a per ton basis. We also believe that the demand for recycled stone products remains high and is expected to remain so in 2009.
The loss from operations attributed to the Corporate and Other segment increased by approximately $1.2 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase in loss from operations is due to increased operating expenses at our corporate headquarters resulting primarily from:
•	additional salary costs of approximately $0.3 million for additional accounting and administrative personnel, an increase in officers’ salaries (which overall increase was limited by our decision not to pay bonuses to our Corporate segment employees), and the hiring of additional sales personnel and vice presidents in the latter half of 2007 and early 2008.
•	increased legal and professional fees, and other associated costs, of approximately $0.8 million related to the preparation and filing of our Form 10 registration statement and ongoing litigation; and
•	incremental overhead costs associated with our overall growth.

Interest Income and Expense
Interest expense, net of interest income earned on our short-term deposits of excess operating cash, was $1.9 million and approximately $0.9 million for the years ended December 31, 2008 and 2007, respectively. The increase in interest expense is due to:
•	approximately $1.0 million of additional interest expense incurred in relation to our Series B preferred stock offering and related accretion of the debt discount and amortization of deferred financing costs, offset by
•	a decrease in interest expense incurred on our revolving line of credit as a result of decreased borrowings during the second, third and fourth quarter of 2008, coupled with a decline in the interest rate under that line of credit from 7.25% at December 31, 2007 to 4.75% at September 30, 2008. On October 20, 2008, our interest rate increased to the bank’s prime rate, subject to a minimum of 5.00%, plus 2.75%; however, we also significantly decreased our outstanding borrowing amounts at the same time, which lessened the impact of the increase in rates. See “- Debt Obligations — Revolving Line of Credit.”
We anticipate that the annual interest cost associated with our Series B preferred stock will be approximately $1.3 million (including amortization of the deferred financing costs and accretion of the debt discount). The interest expense incurred in relation to our revolving line of credit will fluctuate based upon our working capital requirements from the Transportation and Disposal segment and Materials segment, as well as changes in the prevailing interest rates.
On November 12, 2008, we refinanced our existing long-term debt and revolving line of credit at Casie Group into a consolidated $8.0 million, seven-year term loan. In connection with this refinancing, we also entered into an interest rate swap agreement, which effectively converted this adjustable-rate loan into a fixed-rate loan with an annual interest rate of 6.10%. See “— Debt Obligations — Long-Term Debt.” We anticipate that our annual interest expense for 2009 under this term loan will be approximately $0.5 million.
Expenses for Unrealized Acquisitions
For the year ended December 31, 2008, we incurred expenses for the write-off of previously capitalized acquisition costs of approximately $271,000. We incurred $243,000 in expenses for unrealized acquisitions relating to prospective Brownfield developments for which we ultimately were unable to obtain the necessary permits or desired regulatory status and therefore we do not currently plan on engaging in these projects. We also incurred an additional $28,000 of expenses in relation to start-up costs at PE Energy for potential project sites which were ultimately unsuccessful.
Income from Equity Investment
On April 30, 2007, we acquired a 50% interest in a joint venture formed to identify and enter into recycling opportunities for spent metal catalysts. We account for this investment under the equity method of accounting. As a result, we recognized in 2007 income of approximately $90,000 for the year ended December 31, 2007, which represented 50% of the joint venture’s income earned from April 30, 2007 through December 31, 2007. For the year ended December 31, 2008, we recognized a loss of $310,678, which represented 50% of the joint venture’s loss for the year. These losses relate primarily to the write-off of costs incurred on developmental projects and significant downturn in the metals market.
Change in Fair Value of Warrants with Contingent Redemption Provisions
Change in fair value of warrants with contingent redemption provisions was $1.2 million for the year ended December 31, 2008. This amount represents gains relating to the warrants issued with our Series B preferred stock, which occurred because these warrants were revalued as of December 31, 2008, as required under EITF 00-19. The decrease in the estimated fair value of these warrants was the result of a decline in the fair value of our common stock underlying these warrants.
Other Income
Other income for the year ended December 31, 2008 was approximately $0.2 million as compared to $88,053 for the year ended December 31, 2007. Casie Group underwent a sales and use tax audit in the State of New Jersey, which was settled as of June 30, 2008 for approximately $0.3 million. We had previously recorded an accrued liability of $0.5 million as part of the opening balance sheet of Casie Group on March 30, 2007. Pursuant to the Casie Group purchase agreement and related amendments, a portion of the reduction in this liability from $0.5 million to $0.3 million is due back to the former owner in the form of shares of our common stock. Accordingly, we have recorded a liability of approximately $166,000, which will be resolved upon the issuance of additional shares. The settlement of this matter resulted the recognition of a gain of approximately $0.2 million for the year ended December 31, 2008. We also recorded approximately $22,000 of other income as a result of the settlement of certain aged accounts receivables with the former owner of Casie Group.
In connection with the purchase of Nycon on April 1, 2008, we agreed to incur obligations to the former owners of Nycon to repay $225,000 of their debt. In December of 2008, we and the former owners agreed to convert $150,000 of these obligations into $120,000 of additional contingent earn-out payments, resulting in other income of $30,000 within our Concrete Fibers segment. During the year ended December 31, 2007, the Company repurchased convertible debt at a discount from its carrying value, resulting in a gain of approximately $88,000.
In connection with the refinancing of the Casie Group revolving line of credit on November 12, 2008, we also entered into an interest rate swap agreement, which essentially converts our adjustable rate term loan to a fixed-rate loan bearing interest at an annual rate of 6.10%. We account for this interest rate swap as a derivative contract pursuant to SFAS No. 133, and therefore we recorded a fair value adjustment decrease of $0.5 million for the year ended December 31, 2008. The fair value adjustment on the interest rate swap was offset in large part by a mark-to-market adjustment increase of $0.5 million on the new Casie Group term loan, for which we have elected to apply the fair value option under SFAS No. 159.
Provision for (Benefit From) Income Taxes
For the year ended December 31, 2008, we recognized a benefit from income taxes of approximately $2.1 million, compared to a provision for income taxes of $1.6 million for the year ended December 31, 2007. The 2008 provision reflects approximately $0.8 million of current federal and state tax benefits, arising mainly from our recognition of $4.1 million of net losses before taxes in 2008, compared to $3.6 million of net income before taxes for the year ended December 31, 2007. For the year ended December 31, 2008, we also recognized $1.3 million of deferred income tax benefits as compared to $0.7 million of deferred income tax expense for the year ended December 31, 2006. Deferred tax expense represents the future tax consequences attributable to differences between the carrying amount of certain assets and liabilities on our consolidated financial statements and their respective tax bases and loss carryforwards. The large year-to-year change was primarily attributed to the shift from having pre-tax income in 2007 to a pre-tax loss in 2008, as well as an increase in our effective income tax rate from 43.5% for year ended December 31, 2007 to 44.8% for the year ended December 31, 2008. We anticipate that our effective income tax rate for the full calendar year of 2009 will be approximately 45%. As of December 31, 2008, we had approximately $2.8 million and $16.6 million of federal and state net operating losses, which began to expire in 2018 and 2013, respectively. As of December 31, 2007, we had $1.3 million and $5.4 million of Federal and state net operating loss carryforwards, which began to expire in 2018 and 2013, respectively. We have established a valuation allowance against certain portions of the net operating loss carryforwards because it is more likely than not that a portion of the net operating loss carryforwards will not be realized.

Liquidity and Capital Resources
Overview
Major changes in our financial position during the year ended December 31, 2008 included the following items:
•	During the year ended December 31, 2008, and in particular during the fourth quarter of 2008, our operating results in our Transportation and Disposal segment (and to a lesser extent all of our operating segments) were negatively impacted by the tightening of the credit markets, and reduced liquidity as a result of the general economic slowdown. This resulted in increased aging of our Transportation and Disposal segment accounts receivable, which limited the amount of eligible borrowing collateral under our revolving credit facility.

In particular, we have approximately $2.8 million of outstanding accounts receivable for a large job in New York City that is subject to dispute and ongoing litigation. See “Item 3. Legal Proceedings — Litigation — Accounts Receivable Litigation.” These accounts receivable are secured by a mechanics lien and in part by a payment bond, with foreclosure actions in process. The large dollar amount of these receivables and lack of timely payment on this account by our customer has impacted our liquidity and borrowing ability under our revolving line of credit during the year ended December 31, 2008. The successful resolution of this lawsuit would result in a significant improvement in our cash position and overall liquidity.
•	On March 4, 2008 we issued 6,300 shares of our Series B preferred stock and a related warrant for net proceeds of $5.8 million (see summary under “— Mandatorily Redeemable Preferred Stock” below). We used these net proceeds for working capital purposes and to reduce outstanding borrowings on our revolving credit facility.
•	On November 12, 2008, Casie Group closed on a new $8.0 million term loan with Susquehanna Bank, the proceeds of which were used for refinancing existing debt at Casie Group with the previous lender and to provide for capital expenditures and working capital. See “— Debt Obligations — Long-Term Debt.” The loan is collateralized by the mortgaged properties and equipment held by Casie Group, excluding accounts receivable, inventory and three pieces of excluded equipment. The existing line of credit and debt at Casie Group prior to the refinancing totaled approximately $5.3 million, providing for net proceeds of approximately $2.6 million, net of fees. The $2.6 million in net proceeds was used to establish a $0.7 million interest reserve with the new lender in order to cover the first six months of principal and interest payments and the remaining $1.9 million was used to pay down the outstanding balance under the Pure Earth revolving line of credit. In addition, this refinancing allowed for Casie Group and certain of our other subsidiaries to become borrowers under our revolving line of credit, thereby increasing our available borrowing collateral by an estimated $2.2 million. The addition of this collateral was completed concurrently with the execution of a fifth amendment to our revolving line of credit agreement on March 13, 2009.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash on deposit and money market accounts. We had approximately $0.9 million and $1.9 million of cash and cash equivalents on hand as of December 31, 2008 and 2007, respectively. As of December 31, 2008, we also had approximately $0.6 million of cash restricted for the purpose of making principal and interest payments relating to our Susquehanna term loan and $0.2 million on deposit to secure an outstanding letter of credit. We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses, preferred stock dividends and income taxes. We also have needed cash to pay sellers in connection with some of our acquisitions. Our working capital needs have increased, and will continue to increase for the foreseeable future, as we continue to develop and grow our business.
Summary of Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2008 and 2007:

	For the Years Ended December 31,
(in thousands)	2008	2007
Net cash used in operating activities	$(3,113)	$(1,963)

Net cash used in investing activities	$(489)	$(4,077)

Net cash provided by financing activities	$2,617	$5,408

Net Cash Used in Operating Activities
The most significant items affecting the comparison of our operating cash flows for the years ended December 31, 2008 and 2007 are summarized below:
•	Decrease in income from operations — Our income from operations, excluding depreciation and amortization, decreased by $7.8 million, or 180%, on a period-to-period basis, which negatively impacted our cash flows from operations for the year ended December 31, 2008.
•	Decrease in accounts receivable — Sources and (uses) of cash from changes in accounts receivable were approximately $0.9 million and $(4.5) million for the years ended December 31, 2008 and 2007, respectively. The decrease in accounts receivable at December 31, 2008 is the result of an overall decrease in the revenues within our Transportation and Disposal segment, offset in part by increases in the overall aging of the accounts receivables for this segment. In particular, we had receivables from one large job outstanding in the amount of approximately $2.8 million as of December 31, 2008, which is currently the subject of ongoing litigation. See “Item 3. Legal Proceedings — Litigation — Accounts Receivable Litigation.” The increase in accounts receivable as of December 31, 2007, is the result of two large Transportation and Disposal projects that took place during 2007, which increased revenues from period to period, and the addition of Casie Group to the Company’s operations.
•	Increase in restricted cash — We recognized an increase in restricted cash of $0.8 million for the year ended December 31, 2008. This cash was restricted for the purpose of establishing a six-month principal and interest payment reserve for the Susquehanna term loan and to establish a $0.2 million deposit account to support an outstanding letter of credit.
•	Decrease in prepaid expenses and other current assets — Sources and (uses) of cash from prepaid expenses and other current assets were $0.1 million and $(1.4) million for the years ended December 31, 2008 and 2007. The source of cash in the year ended December 31, 2008 was primarily attributed to a decrease in prepaid expenses relating to Casie Group and our Transportation and Disposal segment. The use of cash for prepaid expenses for the year ending December 31, 2007 primarily resulted from increased prepaid expenses at Casie Group for fuel costs and increases in the prepaid workers’ compensation insurance at Juda.
•	Decrease in accounts payable — Uses of cash for accounts payable were $(0.4) million and $(0.2) million for the years ended December 31, 2008 and 2007 respectively. The decrease in accounts payable during the year ending December 31, 2008 was the result of the decrease in overall sales volume and corresponding costs associated with these sales, particularly during the fourth quarter of 2008. The decrease in accounts payable during the year ending December 31, 2007 was the result of fluctuations in the timing of payments.
•	Decrease in accrued expenses and other current liabilities — (Uses) and sources of cash for accrued expenses and other current liabilities were $(1.6) million and $1.3 million for the years ended December 31, 2008 and 2007, respectively. The decrease in accrued expenses and other liabilities during the year ended December 31, 2008 was primarily the result of the timing of the payment for items such as insurance and the settlement of the New Jersey sales and use tax audit at Casie Group, as well as a decrease in accrued bonuses and commissions due to decreased sales volumes and profitability and a decrease in accrued liabilities at Juda as a result of having only one union employee. The increase in accrued expenses and other current liabilities during the year ended December 31, 2007 was the result of an increase in our accrued expenses for insurance and consultant fees as well as an increase in accrued payroll and payroll taxes within the Transportation and Disposal segment due to higher salaries and compensation paid during this period. Casie Group had $1.1 million in accrued expenses and other liabilities at December 31, 2007 resulting from an ongoing New Jersey sales and use tax audit and NJ DEP fines.
•	Decrease in accrued disposal costs — During the year ended December 31, 2008 and 2007, we spent $1.0 million and $3.4 million on reducing our accrued disposal costs, which resulted from transporting processed material from our Treatment and Recycling operations.
•	Increase in amounts due from joint venture — Amounts due from joint venture increased by $0.3 million as a result of losses incurred in our equity investment in ACR.
•	Increase in income taxes payable — (Uses) and sources of cash relating to income taxes payable were $(1.0) million and approximately $0.9 million for the years ended December 31, 2008 and 2007, respectively. The increase in cash used to pay income taxes was the result of having earned taxable income for the year ended December 31, 2007, as compared to being in a net loss position for the year ended December 31, 2008. During the year ended December 31, 2008, we received Federal income tax refunds of approximately $0.4 million.
Our overall liquidity and the availability of capital resources is highly dependent on revenue derived from several large customers, which comprised approximately 19% and 41% of our consolidated revenues for the years ended December 31, 2008 and 2007, respectively. The revenues derived from these customers are a key component of the operations within the Transportation and Disposal segment, and therefore are integral to providing liquidity to not only that operating segment, but also to our overall operations as a whole. The slowdown or loss of one or more of these customers could negatively impact our liquidity and ability to provide adequate capital resources to meet all of our ongoing capital requirements. We are currently in the process of attempting to broaden our capital resources and sources of revenue through the addition of new customers within the Transportation and Disposal segment in order to minimize the dependence on our revenues from these significant customers.
We use EBITDA, a non-GAAP financial measure, as a liquidity measure to assess our ability to meet our debt service obligations and satisfy our debt covenants, some of which are based on our EBITDA. We believe the use of EBITDA as a liquidity measure and in required financial ratios is a common practice among asset- and receivables-based lenders. In providing EBITDA as a liquidity measure, we believe EBITDA is useful from an economic perspective as a measurement of our ability to generate cash, exclusive of cash used to service existing debt, by eliminating the effects of depreciation, financing and tax rates on our ability to finance our ongoing operations Furthermore, because EBITDA is used as a standard measure of liquidity by other similar companies within our industry, we believe it provides a reasonable method for investors to compare us to our competitors. However, the use of EBITDA as a measure of our liquidity has limitations and should not be considered in isolation from or as an alternative to GAAP measures, such as net cash provided by operating activities. See “—Results of Operations — Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.”
The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the years ended December 31, 2008 and December 31, 2007.

	For the Years Ended December 31,
(in thousands)	2008	2007

EBITDA	$328	$6,915
Adjustments to reconcile EBITDA to net cash used in operating activities:
Interest expense, net	(1,898)	(933)
Depreciation expense	—	3
Provision for (benefit from) income taxes	2,058	(1,564)
Interest expense for accretion of warrant discount	200	—
Amortization of deferred financing costs	121	—
Interest expense for Series B preferred stock payment in kind	210	—
Impairment of idle machinery	1,618	—
Provision for doubtful accounts	750	29
(Gain) loss on sale of property and equipment	(245)	11
Stock issued for accrued interest on note payable — related party	—	91
Stock-based payments	89	132
Write-off of expenses for unrealized acquisitions	271	—
Change in fair value of warrants with contingent redemption provisions	(1,151)	—
Deferred income taxes	(1,309)	625
Changes in operating assets and liabilities:
Accounts receivable	919	(4,460)
Inventories	(120)	27
Prepaid expenses and other current assets	44	(1,403)
Deposits and other assets	195	(109)
Restricted cash	(814)	—
Accounts payable	(375)	(178)
Accrued expenses and other current liabilities	(1,573)	1,331
Accrued disposal costs	(1,031)	(3,393)
Contingent consideration	(33)	—
Due from joint venture	(343)	—
Income taxes payable	(1,024)	913

Total adjustments	(3,441)	(8,878)

Net cash used in operating activities	$(3,113)	$(1,963)

Net Cash Used in Investing Activities
Our investing activities for the year ended December 31, 2008 and 2007 primarily resulted from our strategy of growing our operations by acquiring complementary companies in the environmental services sector. On April 1, 2008, we completed the acquisition of Nycon and began the operations of our Concrete Fibers segment, which used approximately $45,000 in cash. We also spent $0.2 million in payments for pending acquisitions during the year ended December 31, 2008, which related primarily to the startup of PE Energy and costs to seek to acquire a second Brownfield site, which were subsequently expensed due to the acquisitions not being completed. In March 2007, we completed the acquisition of Casie Group, which used approximately $3.1 million in cash during the year ended December 31, 2007, net of cash received in the transaction. We also spent $1.0 million for new equipment within our Materials, Treatment and Recycling and Environmental Services segments during the year ended December 31, 2008, as compared to $1.1 million spent on new equipment primarily for use in our operations within the Materials and Treatment and Recycling segments for the year ended December 31, 2007. For the year ended December 31, 2008, we also received proceeds of $0.7 million from the sale of trucks and equipment that were previously utilized at Juda within our Transportation and Disposal segment as compared to proceeds of $0.3 million for the year ended December 31, 2007. During 2009, we expect to require additional amounts of capital to invest in our existing operations in order to improve our efficiency, and potentially for future acquisitions. See “— Capital Resources.”
Our Treatment and Recycling segment reported a loss from operations of approximately $1.1 million for the year ended December 31, 2008, and, prior to our acquisition, Casie Group had reported losses from operations in 2006 and 2005 of $3.8 million and $0.8 million, respectively. Furthermore, we contributed approximately $1.75 million in capital to the Treatment and Recycling segment’s operations as of December 31, 2008 and this segment has, since our acquisition of these operations in March 2007, required us to contribute substantial amounts of capital to purchase and upgrade equipment and technology needed for its operations.
Despite these capital needs and Casie Group’s historical losses from operations, we anticipate that we will begin to recognize the benefits of our investment in our Treatment and Recycling segment by the second or third quarter of 2009, when we estimate that the segment will begin to operate on a positive cash-flow basis. During the year ended December 31, 2008, we took the following measures to improve the segment’s liquidity and operating needs through:
•	refinancing Casie Group’s existing debt into a consolidated term loan which provided for additional cash proceeds of approximately $2.6 million;
•	reduced labor and salary costs through a reduction in salaries, reduced overtime, lower headcount, and modification of benefits, which was primarily implemented during the fourth quarter of 2008 and which we expect will result in approximately $0.5 million in cost savings during 2009.
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
Net Cash Provided by Financing Activities
The most significant items affecting the comparison of our cash flows provided by financing activities for the years ended December 31, 2008 and 2007 are summarized below:
•	Private placements of securities —
For the year ended December 31, 2008:

•	In March 2008, we received approximately $5.8 million in proceeds, net of financing fees and offering expenses of approximately $0.5 million, from the private placement of 6,300 shares of our Series B preferred stock and a related warrant, at a purchase price of $1,000 per share.
•	We paid $100,000 in dividends relating to our then outstanding Series A preferred stock.
For the year ended December 31, 2007:
•	We received $3.0 million from an offering of 1,000,000 shares of common stock in March 2007 at a purchase price of $3.00 per share.
•	In March 2007, we received $1.0 million from an offering of 20,000 shares of our Series A preferred stock and related warrants, at a purchase price of $50.00 per share.
•	Other indebtedness — During the year ended December 31, 2008 we had net repayments of $6.0 million under our revolving lines of credit and $5.0 million in repayments of long-term debt and notes payable. During the year ended December 31, 2007, net borrowings of approximately $2.0 million under our line of credit were offset by the repayment of approximately $2.7 million of long-term debt. In December of 2008, the former owners of Nycon agreed to convert our obligation to repay $150,000 of the former owners’ notes payable (which obligation had been originally incurred as part of the Nycon acquisition) into $120,000 of additional contingent earn-out payments, because New Nycon did not achieve projected financial results.
On November 12, 2008, we completed the refinancing of Casie Group’s revolving line of credit and long-term debt into an $8.0 million term loan, which provided for an additional $2.6 million of net proceeds after the repayment of the existing Casie Group debt. These proceeds were used to establish a $0.7 million principal and interest payment reserve and the remaining $1.9 million was used to pay down our Pure Earth revolving line of credit.
•	Equipment refinancings — In November 2007, we received $2.3 million in proceeds from the refinancing of an equipment term loan and equipment notes into a new five-year equipment term loan, and incurred an additional $700,000 in new debt for equipment.
In June 2008, we received an additional $200,000 in financing provided for by the provider of an existing equipment term loan following the lender’s review of our December 31, 2007 financial statements.
•	Financing-related fees — During the year ended December 31, 2008, we incurred $0.7 million in financing fees relating to the Series B preferred stock offering and the Casie Group refinancing, as compared to $0.1 million for the year ended December 31, 2007.
Capital Resources
We had working capital of $5.1 million and $1.3 million as of December 31, 2008 and December 31, 2007, respectively. Our working capital requirements in 2007 and 2008 have been funded primarily by the net proceeds from our securities offerings, borrowings under our two revolving lines of credit, the refinancing of other long-term debt, and, with respect to 2007, income from operations. The increase in working capital between December 31, 2007 and December 31, 2008 is due primarily to our receipt in March 2008 of $5.8 million in net proceeds from our Series B preferred stock offering and the refinancing of Casie Group’s long-term debt and revolving line of credit, which resulted in additional cash proceeds of $2.6 million.
Our capital resources and working capital needs for 2009 will be largely dependent upon our ability refinance our existing Pure Earth revolving line of credit, to collect aged accounts receivable existing as of December 31, 2008, and our ability to generate new sales and collections during 2009. Due to the overall economic downturn during the fourth quarter of 2008, several of our large customer receivable balances have been outstanding in excess of 120 days. In particular, we had approximately $2.8 million in outstanding receivables related to one large construction project in New York City as of December 31, 2008, which is currently the subject of ongoing litigation. See “Item 3. Legal Proceedings — Litigation — Accounts Receivable Litigation.” We are currently in the process of pursuing all means available to us in order to attempt to collect these receivables as soon as possible. Our capital resources as of December 31, 2008 were also negatively impacted by our operating loss of $3.5 million for the year then ended.
In the past, as noted above, we have been successful in obtaining funding by issuing our common and preferred stock, convertible debentures and related warrants. We also have funding available through our revolving line of credit, our Casie Group term loan and other debt facilities described in more detail below. See “— Debt Obligations.” We have also used our common stock as currency to complete several of our acquisitions, and we intend to continue to do so where possible and appropriate in order to preserve our cash for future operations and to meet our working capital needs.
We are a holding company with no significant revenue-generating operations of our own, and thus any cash flows from operations are and will be generated by our subsidiaries and investments. Our ability to service our debt and fund ongoing operations is dependent on the results of operations derived from our subsidiaries and their ability to provide us with cash. Our subsidiaries are prohibited from making loans or paying dividends to us pursuant to the terms of our revolving line of credit and term loans. Our corporate subsidiaries could also be prevented from effecting any distribution or dividend under applicable corporate law, and subsidiaries formed as limited liability companies would need to comply with all of the restrictions and limitations of applicable law and those contained in their respective operating agreements and other governing instruments. Although we do not believe that these restrictions and limitations presently have a material adverse effect on our operations or access to liquidity, there can be no assurance that they will not have such an effect upon us in the future.
We are also required by the State of New Jersey to maintain escrow accounts in which we deposit funds in the event of closure and post-closure events involving waste management facilities within our Treatment and Recycling segment. The balance of this escrow account was $273,623 and $268,039 as of December 31, 2008 and December 31, 2007, respectively. We do not expect the requirement to maintain this escrow account to significantly impact our capital resources.
Based upon the cash we have on hand, anticipated cash to be received from our operations and the expected availability of funds under our revolving lines of credit, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs until October 2009, when the Pure Earth revolving line of credit is currently set to expire. We are currently seeking to refinance this line of credit with the current lender or a new lender, however, if we were unable to do so we would need to locate additional sources of financing. If necessary, we would seek such future financing from sources of public or private debt or equity.
Our principal projected cash needs for 2009 include the following components:
•	approximately $0.7 million in cash dividend payments relating to the outstanding Series B preferred stock;
•	approximately $2.5 million in principal and interest payments relating to our outstanding debt, revolving line of credit, term loans and notes payable;
•	approximately $0.5 million of uncommitted but planned capital expenditures within our Treatment and Recycling segment for additional equipment and or site improvements;
•	approximately $0.5 million for working capital needs at New Nycon, PE Energy, and other new business initiatives; and

•	general operating and administrative expenses of $12.0 million.
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
We continually monitor our actual and forecasted cash position, as well as our liquidity and capital resources, in order to plan for our current cash operating needs and to fund business activities or new opportunities that may arise as a result of changing business conditions. We intend to use our existing cash and cash flows from operations to continue to grow our business, fund potential acquisitions and pay existing obligations and any recurring capital expenditures. Nonetheless, our liquidity and capital position could be adversely affected by:
•	delayed payment or non-payment of receivables on certain material accounts;
•	the loss of any of our major customers;
•	our inability to comply with any of the covenants or restrictions on our indebtedness or the Series B preferred stock;
•	the enactment of new regulatory or environmental laws;
•	our inability to grow our business as we anticipate whether internal growth, by acquisition, through joint ventures or by forming new subsidiaries;
•	any other changes in the cost structure of our underlying business model; and
•	any of the other risks and uncertainties described in “Item 1A. Risk Factors.”
Also, there can be no assurance that our existing liquidity and capital resources (including changes in these resources that may result from the expiration of the Pure Earth revolving line of credit in October 2009) will be sufficient for our existing and proposed future operations and business plans. In such case, we would need to seek additional debt or equity financings or to arrange for alternative sources of temporary or permanent financing to meet our liquidity and capital requirements. Our ability to obtain new financing could be adversely impacted by, among other things, negative changes in our profitability and restricted access to liquidity in the capital markets resulting from overall economic conditions, especially given the current difficulties facing the banking, lending and capital markets sectors. While we may be able to raise additional debt or equity capital as the need arises, there can be no assurance that we will be able to do so at a time when it is needed or at all, or that the net proceeds from any such transactions will be sufficient to support our operations or on terms that are favorable or acceptable to us. Any inability to obtain future capital could materially and adversely affect our business and growth plans, our results of operations and our liquidity and financial condition.
Debt Obligations
The following is a summary of our outstanding debt obligations as of December 31, 2008 and 2007.

	December 31,
(in thousands)	2008	2007
Revolving lines of credit	$408	$6,401
Notes payable	1,008	1,717
Long-term debt	9,983	5,754
Mandatorily redeemable preferred stock	4,447	—

Total debt	$15,846	$13,872

Revolving Line of Credit
The table below summarizes the credit capacity, maturity and other information regarding our outstanding revolving line of credit as of December 31, 2008.

	Maximum		Balance	Interest		Maturity/
Revolving Line of Credit	Outstanding		Outstanding	Rate		Termination Date
	(in thousands)
Pure Earth, Inc.	$7,500	(1)	$407	7.75	%(2)	October 23, 2009

(1)	Subject to reduction for (i) a borrowing base limitation; (ii) outstanding letters of credit; and (iii) other loan reserves. As of December 31, 2008, the borrowing base limitation was approximately $2.9 million, and we had aggregate required loan reserves and outstanding letters of credit of $1.8 million.

(2)	As of December 31, 2008, this line of credit bore interest at the lender’s prime rate, subject to a minimum of 5.0%, plus 2.75%.
Our revolving line of credit is used to fund our working capital needs. The repayment of outstanding borrowings under our revolving line of credit is secured by our eligible accounts receivable and inventories.
In connection with the Casie Group refinancing, we also amended our $7.5 million revolving line of credit. This amendment was entered into on March 13, 2009, but certain provisions had been effective under a prior letter agreement since October 21, 2008. The amendment to our revolving line of credit adds Casie Group and certain of our other subsidiaries as borrowers, and the accounts receivable and inventory of these entities have become collateral and, to the extent eligible, part of the available borrowing base. As a result, as of March 13, 2009, $2.2 million of borrowing availability was made available under the revolving line of credit. Other provisions of this amendment include the following:
•	The net proceeds from the Casie Group refinancing, after the repayment of the existing Casie Group debt and the establishment of the $0.7 million principal and interest payment reserve, were used to repay $1.9 million of the outstanding indebtedness under our revolving line of credit.
•	The rate of interest under our floating rate borrowings was changed to equal the greater of 5.0% or the lender’s prime rate, plus 2.75%, and the rate of interest to be charged under a LIBOR Advance shall be equal to the LIBOR rate, as specified in the credit agreement, plus 3.00%.
•	We established an additional permanent reserve in the amount of $0.9 million.
This amendment also provides for additional covenants and amendments to existing covenants, including financial covenants that require us to have or maintain a minimum adjusted net income (beginning with the quarter ended June 30, 2009), minimum availability under the revolving line of credit, a minimum debt service coverage ratio (beginning with the six months ended June 30, 2009), a minimum tangible net worth and a maximum amount of unfinanced capital expenditures.
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
In an event of default under the Pure Earth revolving line of credit, the lender may, by notice to the borrower, terminate the commitment under the revolving line of credit and declare all indebtedness thereunder to be immediately due and payable, or may exercise any or all of its other rights under the revolving line of credit agreement. The Pure Earth revolving line of credit agreement defines “event of default” to include, among other things:
•	default in the payment of any indebtedness under the revolving line of credit as it becomes due and payable;
•	default in the performance, or breach, of any covenant or agreement in the revolving line of credit agreement;
•	an overadvance that arises as a result of any reduction in the borrowing base or otherwise on terms not otherwise approved of in advance by the lender in writing;
•	the occurrence of a change of control, which includes:
•	the acquisition by any person or group acquiring more than 51% of the voting power of all classes of equity interests of any borrower;
•	incumbent directors (as described in the revolving line of credit agreement) fail to constitute a majority of the board of directors of any borrower; or
•	Mr. Alsentzer or Mr. Kopenhaver ceasing to actively manage our day-to-day business activities;
•	a borrower being or becoming insolvent, admitting in writing that it is unable to pay its debts as they mature, making an assignment for the benefit of creditors, applying for receivership or having a receiver appointed, or instituting or having instituted any bankruptcy, insolvency or liquidation proceeding relating to the borrower, or a judgment, writ, warrant of attachment or execution or similar process issued or levied against a substantial part of the borrower’s property;

•	the rendering against us of an arbitration award, final judgment, decree or order for the payment of money the uninsured portion of which is in excess of $150,000 and the continuance of such arbitration award, judgment, decree or order unsatisfied and in effect for any period of 30 consecutive days without a stay of execution;
•	a default under any material indebtedness (excluding trade indebtedness) owed to any person other than the lender, or under any material lease or other contract, and the expiration of the applicable period of grace, if any, specified therein;
•	a breach of the subordination agreement or the making of any payment with respect to indebtedness that has been subordinated pursuant to the subordination agreement;
•	the indictment of any of our officers for a felony offense relating to us under state or federal law, or the indictment of any of our officers for a felony offense unrelated to us, unless that officer has ceased to be an officer or employee of us within five days of such indictment;
•	any event that has a material adverse effect on:
•	the business, operations, results of operations, prospects, assets, liabilities or financial condition of a borrower, taken as a whole;
•	a borrower’s ability to perform its obligations under the loan documents; or
•	the ability of the lender to enforce the indebtedness or realize the intended benefits of its security interest; and
•	any uninsured claim against a borrower or uninsured threat of litigation which if determined adversely to a borrower would be reasonably likely to cause a borrower to be liable to pay an amount greater than $150,000 or would result in the occurrence of an event described above.
As of December 31, 2008, we were in compliance with the covenants and restrictions under our revolving line of credit agreement.
Notes Payable
At December 31, 2008, notes payable included approximately $25,000 in aggregate principal amount of unsecured, non-interest bearing obligations to a former owner of Casie Group in exchange for a non-compete agreement. In connection with our acquisition of Casie Group, we also agreed to assume approximately $3.6 million of subordinated indebtedness in the form of a note payable to a former owner, and current officer and employee of, Casie Group. As of November 15, 2007, this subordinated debt was reduced to $1.0 million as a result of acquisition purchase price adjustments and the conversion of approximately $1.2 million of the outstanding principal into 373,615 shares of our common stock. As of December 31, 2008, this subordinated debt had an outstanding principal balance of approximately $983,000 and bore interest at a rate of 6.77% per year. Under the stock purchase agreement, we must repay $333,333 of the principal on December 31, 2009, with the remainder of principal and all accrued but unpaid interest due and payable on December 31, 2010, subject to approval by our lender. We are currently in negotiations with the former owner of Casie Group to settle other outstanding post-closing claims and contingent amounts potentially due to the former owner, which could affect the amounts due under this note payable.
Long-Term Debt
Long-term debt at December 31, 2008 and 2007 was approximately $10.0 million and $5.8 million, respectively, and consisted of the following items:

	December 31,
	2008	2007
Equipment term loan	$1,603	$2,225
Various equipment notes payable	50	70
Casie Group notes payable (bank and equipment)	328	3,459
Casie Group term loan	7,927	—
Nycon assumed liabilities	75	—

Total	$9,983	$5,754

In November 2007, we refinanced several of our outstanding equipment loans, which at the date of refinancing had an aggregate carrying value on our consolidated balance sheet of $1.2 million. We refinanced these loans into a combined equipment term loan in the amount of $2.3 million, which is secured by equipment to which the loans relate. The equipment term loan is payable in monthly installments for four years beginning on January 1, 2008 and bears interest at a rate of 8.5% per year. This loan agreement permitted us to borrow up to an additional $200,000 upon the lender’s satisfactory review of our 2007 consolidated financial statements, which the lender approved and advanced on June 11, 2008. As of December 31, 2008, the outstanding balance under this equipment term loan was $1.6 million.
In conjunction with the acquisition of Casie Group on March 30, 2007, we assumed $3.2 million of existing debt. This debt consisted of various bank notes payable secured, to varying degrees, by some or substantially all of Casie Group’s assets, and personally guaranteed by one of the former owners of Casie Group. These notes bore interest at differing rates of interest, up to a maximum of 8.125% per year. The majority of this debt was refinanced in November of 2008 as part of the new Susquehanna term loan except for approximately $0.3 million of debt relating to three items of equipment that were not included. These remaining loans mature in September 2011 and September 2012, and bear interest at rates ranging from 4.99% to 6.95% per year.
In connection with our acquisition of Nycon, we agreed to incur obligations to the seller to repay amounts due under two lines of credit with a financial institution in the aggregate principal amount of $225,000, except that the former owner of Nycon has agreed to repay $75,000 of this debt from the free cash flow derived from the operation of the Nycon assets, as described above. We also agreed to use our best efforts to refinance $150,000 of this indebtedness through a new note to be issued by New Nycon, with the seller being obligated to repay 20% of the principal under the new note from the free cash flow of Nycon. In December of 2008, due to our inability to refinance this $150,000 note and Nycon not achieving projected financial results, the former owner of Nycon agreed to cancel $150,000 of these repayment obligations in exchange for the ability to earn an additional $120,000 of compensation in the form of contingent earn-out payments.
On November 12, 2008, Casie Group (as borrower) and Pure Earth (as guarantor) closed on a new $8.0 million term loan with Susquehanna, the proceeds of which are to be used for refinancing existing debt at Casie Group with the previous lender and for reimbursing us for capital expenditures and working capital advances made to or on behalf of Casie Group. The loan is collateralized by the mortgaged properties and equipment held by Casie Group, excluding accounts receivable, inventory and three pieces of excluded equipment. The previous debt held by Casie Group consisted of a $2.4 million revolving line of credit and $2.9 million in various bank and equipment notes payable, which carried annual interest rates ranging from 6.50% to 8.50% with varying maturities. The new consolidated term loan matures on November 15, 2015, is payable in 84 monthly installments and bears interest at an adjustable yearly rate equal to 250 basis points above the one-month LIBOR, which was approximately 3.91% as of November 12, 2008, and 2.94% as of December 31, 2008. This interest rate will be adjusted on the 15th of every month beginning December 15, 2008. We also entered into an $8.0 million interest rate swap agreement with Susquehanna by which we are required to pay a fixed rate of interest of 6.10% per year to Susquehanna over a seven-year term corresponding to the loan term, in exchange for the payment by Susquehanna to us of adjustable rate payments based on one-month LIBOR, plus 250 basis points. Entering into this swap agreement effectively converts our adjustable rate loan into a fixed rate loan bearing interest at 6.10% per year. We were also required to establish a reserve account from the loan proceeds in the amount of $720,000 to be held by Susquehanna for the purposes of paying the first six months of principal and interest payments.

The consolidated term loan contains a financial covenant which requires Pure Earth, Inc., as the guarantor, to maintain a maximum leverage ratio of 4.0 to 1.0, adjusted for any non-cash adjustments to intangible assets and measured annually at the end of each fiscal year commencing on December 31, 2009. In addition, we are required to provide annual financial statements and other financial information as requested by the lender, as well as quarterly environmental reports for compliance purposes. In the event that we fail to comply with these requirements, the lender, at its option and sole discretion, has the right to increase the interest rate by 0.50%. The Susquehanna term loan also contains certain negative and affirmative covenants, and prohibits Casie Group from, among other things:
•	undergoing a fundamental corporate change without advance notice, which includes any mergers, consolidations, major share transactions, recapitalizations, dissolutions or changes in its legal structure;
•	disposing of assets without prior consent;
•	incurring debt, creating liens, or engaging in sale leaseback transactions without prior consent;
•	assuming, guaranteeing or otherwise becoming liable for the obligations of any person;
•	discontinuing any substantial part of the existing business or entering into a new, unrelated business;
•	terminating any ERISA plan or failing to properly maintain any such plan;
•	use of the proceeds of the term loan for investment in margin securities.
As of December 31, 2008, Casie Group was in compliance with the covenants and restrictions under this term loan agreement.
Future maturities of our long-term debt at December 31, 2008 were as follows:

Year ending December 31,	Amount Due
(in thousands)
2009	$1,556
2010	1,738
2011	1,722
2012	1,210
2013	1,213
Thereafter	2,544

Total	$9,983

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
Mandatory Redemption
The Series B preferred stock is to be redeemed in full on March 3, 2013. The following additional events will require us to redeem the Series B preferred stock:
•	a person or persons becoming the beneficial owner of outstanding capital stock having 50% or more of our total voting power;
•	any sale, assignment, lease, conveyance, exchange, transfer, sale-leaseback or other disposition of more than 50% of our assets, business or properties;
•	the failure of Mr. Alsentzer to serve as Chief Executive Officer with at least the duties and responsibilities associated with such title;
•	the failure of Mr. Kopenhaver to serve as Chief Financial Officer with at least the duties and responsibilities customarily associated with such title;
•	each of Mr. Alsentzer and Mr. Kopenhaver ceasing to serve as a director on the board of directors of Pure Earth and each of its subsidiaries;
•	Mr. Alsentzer ceasing to beneficially own 1,919,000 shares of our common stock, subject to adjustment;
•	Mr. Kopenhaver ceasing to beneficially own at least 134,000 shares of our common stock, subject to adjustment;
•	any event of noncompliance with the terms of the Series B preferred stock certificate of designation, as defined therein; or
•	the protective provisions of the Series B preferred stock ceasing to be effective.

Once a mandatory redemption event occurs, we must pay holders demanding redemption of their Series B preferred stock up to 103% of the liquidation value of the Series B preferred stock, depending on the redemption date. No such events have occurred since the issuance of the Series B preferred stock.
Optional Redemption
Assuming we have funds legally available to do so, we have the right at any time and from time to time under the terms of the Series B preferred stock to redeem the Series B preferred stock at a price of up to 103% of the liquidation value of the Series B preferred stock, depending on the redemption date. We also have the right to redeem the Series B preferred stock at 100% of the liquidation value in connection with our consummation of an acquisition of property or fixed assets, or the assets or stock of another company, after, among other things, the holders of the Series B preferred stock failed to consent to the acquisition.
Debt Incurrence Covenant
Under the Series B preferred stock investment agreement, we agreed that we will not incur any indebtedness if, after the incurrence, our leverage ratio would exceed 3.75 to 1 through March 4, 2010, and 3.25 to 1 thereafter. The leverage ratio is calculated as defined in the investment agreement to equal the ratio of:
•	our consolidated funded debt, less our cash and cash equivalents, to
•	the sum of our consolidated EBITDA plus any pro forma acquisition EBITDA for each acquisition approved by the holders of the Series B preferred stock or otherwise permitted by the investment agreement for the trailing 12 fiscal months or four fiscal quarters prior to the date of determination.
Indebtedness of up to $10.0 million (less repayments on term loans thereunder and permanent reductions of revolving credit commitments) under our then existing revolving lines of credit, as they may be refinanced or replaced from time to time, may be incurred without complying with this debt incurrence covenant if used solely to fund working capital or up to $100,000 of capital expenditures in any trailing 12-month period. This debt incurrence covenant will remain in effect until shares of Series B preferred stock with an aggregate liquidation value of less than 10% of the aggregate liquidation value of the Series B preferred stock on March 4, 2008 remain outstanding.
On November 12, 2008, as a result of the Susquehanna refinancing, we were in compliance with the debt incurrence test described above. Subsequent to November 12, 2008, and as of December 31, 2008, due to a decline in our trailing 12-month EBITDA, our leverage ratio exceeded the permitted levels described above. Therefore, we are prohibited from incurring additional indebtedness without obtaining the consent and approval of the Series B holder until our leverage ratio ceases to exceed the ratios described above.
Negative Covenants
In addition to the debt incurrence covenant and the protective provisions in the Series B preferred stock certificate of designations, the investment agreement governing the Series B preferred stock contains various restrictive covenants that, among other things and subject to specified exceptions, restrict our and our subsidiaries’ ability to:
•	liquidate, wind up or dissolve;
•	effect a consolidation, merger or other combination;
•	make, create, incur, assume or suffer to exist liens upon our property or assets;
•	make or agree to make certain dispositions of our assets;

•	purchase, own, invest or otherwise acquire capital stock, indebtedness or any other obligation in or security or interest in any other entity;
•	declare or make any dividend payment or any distribution of cash, property or assets with respect to our capital stock or rights therein;
•	engage in transactions with our affiliates;
•	engage in lines of business outside of the United States and in lines of business other than the general lines of business in which we presently operate, and, specifically, we may not:
•	engage in or own assets related to the nuclear, solar or wind energy industries;
•	create, generate, use, accept, dispose of or treat hazardous substances in excess of 2,200 pounds in any calendar month for any single company other than Casie Group, and excluding the transportation of hazardous substances; and
•	operate a hazardous waste landfill, a commercial hazardous waste incinerator or other activity that requires obtaining a material environmental permit not previously disclosed to the holder of the Series B preferred stock;
•	engage in sale-leaseback transactions;
•	amend, modify or waive any provision of our organizational documents, the terms of any class or series of capital stock or any agreement related thereto, other than in any manner that would not adversely affect the Series B preferred stock;
•	issue securities senior or equal in rank to the Series B preferred stock;
•	permit non-wholly owned subsidiaries to issue shares of their capital stock to third parties, except for ordinary common equity interests;
•	enter into any restriction or encumbrance on
•	our ability to comply with our obligations under the Series B preferred stock investment agreements; or
•	the ability of any of our subsidiaries to make a dividend payment or distribution with respect to its capital stock, to repay indebtedness owed to us, to make loans or advances to us, or to transfer any of its assets to us;
•	change our fiscal year; or
•	make any material changes in accounting policies or practices, except as required under generally accepted accounting principles.
Accounting Treatment
We classify and measure our preferred stock according to the provisions of SFAS No. 150 and EITF Topic D-98. The Series B preferred stock issued in March 2008 is mandatorily redeemable in March 2013 and is therefore classified as a liability for accounting purposes. We assess the classification of our common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. As a result of this assessment, we determined that the warrant issued in connection with the Series B preferred stock is classified as a liability.
We account for the issuance of common stock purchase warrants and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. We classify as equity any contracts that require physical settlement or net-share settlement, or give us a choice of net-cash settlement or settlement in our own shares (either physical settlement or net-share settlement). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (either physical settlement or net-share settlement). Because the warrant associated with the Series B preferred stock has a redemption right that is settled in cash, this warrant has been classified as a liability for accounting purposes. In accordance with EITF 00-19, at December 31, 2008, we adjusted the carrying value of the warrant to reflect a change in its fair value as a result of a decline in the fair value of our common stock underlying the warrant. This adjustment resulted in the recording of $1.1 million of other income for the year ended December 31, 2008, and reduced the carrying value of the warrant to $1.1 million as of that date. We will continue to adjust the carrying value of the warrant in the future based upon changes in the fair value of our underlying common stock and other assumptions, with a corresponding gain or loss reflected in our statement of operations.
Other Contractual Obligations
Below is a description of our material other contractual obligations and commitments as of December 31, 2008.
Operating Leases. We operate certain of our facilities, vehicles and equipment under operating leases that expire from January 2009 through November 2013. We incurred aggregate rent expense for the year ended December 31, 2008 and the year ended December 31, 2007 of $1.3 million and $0.7 million, respectively. Future minimum aggregate annual rent obligations as of December 31, 2008 were as follows:

Minimum
Aggregate Lease
Years Ending December 31,	Payments Due
(in thousands)
2009	$1,356
2010	1,198
2011	449
2012	392
2013	310

Total	$3,705

Collective Bargaining Agreements. At December 31, 2008, Juda had collective bargaining agreements and contracts with two national unions. See “Item 1. Business — Employees.” Expenses incurred under these collective bargaining agreements for the year ended December 31, 2008 and the year ended December 31, 2007 were approximately $74,000 and $1.6 million, respectively. As a result of the subcontracting of trucking operations within our Transportation and Disposal segment, the use of union employees is no longer material to our operations, and thus we do not anticipate incurring any material union-related costs in the foreseeable future.
Contingent Consideration from Acquisitions. At December 31, 2008, we had obligations as a result of our acquisitions to pay contingent consideration to the sellers of companies we acquired in 2007 and 2008.
•	Casie Group
•	The amended stock purchase agreement for Casie Group obligates us to issue an additional 400,000 shares of common stock if the former owner is successful in obtaining additional permits, implementing certain equipment by May 29, 2009 to increase facility capacity, and resolving specified insurance claims.
•	The amended stock purchase agreement also requires us to issue up to 435,044 additional shares of our common stock to the former Casie Group owners based upon the resolution of certain liabilities that existed as of March 30, 2007. The measurement dates for these contingencies range from June 30, 2008 to September 30, 2008. As of December 31,

2008 we have not issued any shares due to the former owners of Casie Group pursuant to the stock purchase agreement. We are currently in the process of negotiations to settle these contingencies and other matters with the former owner of Casie Group and to resolve additional post-closing claims.
•	Soil Disposal Group
•	The owners of Soil Disposal Group are entitled to receive a maximum of 300,000 additional shares of our common stock contingent upon the net sales of PEI Disposal Group attaining certain thresholds during the 36-month period ending November 20, 2010. For the year ended December 31, 2008, we did not issue any additional shares to the owners of Soil Disposal Group due to the offset of any amounts due under this agreement against commissions paid to the owners of Soil Disposal Group during 2008.
In addition, in connection with our acquisition of Nycon, we agreed to each of the following, effective as of April 1, 2008:
•	We must pay to Nycon 20% of the free cash flow derived from the operation of the Nycon assets during each of the next four years, up to a maximum cumulative amount of $1.0 million, not including up to a maximum of $75,000 of debt that the former owner of Nycon has agreed to repay out of such cash flow. See “— Debt Obligations — Long-Term Debt.”
•	We paid the licensor of certain patents and other technology acquired in the acquisition a fee of 15,000 shares of our common stock, which shares were placed in escrow pending the satisfaction by New Nycon of certain financial objectives.
•	We agreed to pay the licensor a consulting fee of $7,740 per month for the first 12 months of the license agreement and an annual royalty fee of 30% of the earnings before taxes, depreciation and amortization generated by New Nycon’s fiber and fiber-related products, equipment, technology and services.
•	We also agreed to contribute a minimum of $300,000 to New Nycon on an as-needed basis for working capital purposes. As of December 31, 2008, we have provided approximately $273,000 in net advances to New Nycon pursuant to this obligation.
Employment and Consulting Agreements. We have entered into employment agreements with several of our officers and key employees, as well as consulting agreements with third parties. These agreements provide for approximately $2.1 million in aggregate annual compensation. However, this amount may be increased by the amount of additional cash and stock bonuses that may be payable upon achieving specified criteria. These agreements have differing terms, the longest of which expire in June 2013. Future minimum aggregate annual payments under these agreements as of December 31, 2008 were as follows:

Minimum
Aggregate
Year ending December 31,	Payments Due
(in thousands)
2009	$2,063
2010	1,940
2011	941
2012	632
2013	292

Total	$5,868

Litigation and Legal Proceedings. See “Item 3. Legal Proceedings” for a summary of potential commitments and contingencies that may arise from material litigation and legal proceedings that involve us or our operations.
Idle Machinery
As of December 31, 2008, we had approximately $6.8 million in idle machinery related to the Casie Group operations. This idle machinery consists of several centrifuges that are similar to a unit already in place at Casie Group. We are considering expanding the capacity at Casie Group by installing one of these centrifuges, subject to obtaining necessary governmental permits and approvals, or replacing existing equipment already in use. Should we be unable to use these idle units in our operations, we may decide to place the equipment for sale. For the year ended December 31, 2008, we determined that the value of this machinery had declined by $1.6 million as a result of the softening in the overall economy. We reflected these declines as impairment charges during the year ended December 31, 2008, which were accompanied by a corresponding reversal of approximately $0.7 million in deferred tax liabilities associated with the idle machinery. We have approximately $2.7 million in deferred taxes remaining at December 31, 2008 associated with the idle machinery, which could be used to offset the amount of any such loss or additional future impairment charge.
There can be no assurance that the idle equipment will ultimately be sold for book value, given the permit requirements and their specialized use. If we sell the equipment for less than book value, we would recognize a loss in the period in which the sale occurs.
Off-Balance Sheet Arrangements
Our most significant off-balance sheet financing arrangements as of December 31, 2008 are non-cancelable operating lease agreements, primarily for office and equipment rentals, and future performance obligations incurred in connection with our acquisitions where we have assessed that the payment of the obligation is not presently probable. As of December 31, 2008, future minimum obligations under our operating lease agreements are $3.7 million. As of December 31, 2008, the potential maximum cash and non-cash future performance obligations associated with our acquisitions were approximately $1.6 million in the aggregate, based upon an estimate of $1.45 per share for our common stock. Also, at December 31, 2008, we had a letter of credit for $200,000 outstanding in connection with a settlement of union-related litigation.
We do not otherwise participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.
Related Party Transactions
As part of the Casie Group acquisition, we issued a note payable to a former stockholder in the principal amount of $1.0 million. The note payable accrues interest at 6.77% per year and is payable in the following two installments: $333,333 due December 31, 2009 and the remaining principal balance plus any accrued and unpaid interest on December 31, 2010. This note payable had an outstanding balance of approximately $1.0 million at December 31, 2008. The note is subordinated in right of payment to our existing revolving line of credit. We are also in the process of negotiating additional post-closing claims with the former owner which could impact the settlement of this note payable.
As of December 31, 2008, we had approximately $0.3 million in due from joint venture, which consists of amounts due to Casie Group from its joint venture, ACR. The $0.3 million reflects the value of goods and services performed and provided by Casie Group to the joint venture, for which Casie Group has not yet been compensated.

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
While inflationary increases in costs have affected our operating margins in recent periods, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations.
Recently Issued Accounting Pronouncements
Business Combinations. In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” These new standards significantly change the accounting for business combinations and noncontrolling (or minority) interests in a number of areas including the treatment of contingent consideration, preacquisition contingencies, allocation of acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period may impact income tax expense. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS Nos. 141(R) and 160 is required to be adopted prospectively, except for certain provisions of SFAS No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS No. 141(R) should be accounted for in accordance with SFAS No. 141, and accounting of transactions previously completed under SFAS No. 141 should not be modified as of or after the date of adoption of SFAS No. 141(R). Once we have adopted SFAS No. 141(R), this accounting change will impact our consolidated financial statements in the event we enter into a business combination in which we are deemed to be the acquirer for accounting purposes.
Fair Value. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or our 2008 fiscal year. SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS 159 in the first quarter of fiscal year 2008. In connection with the Susquehanna term loan and related interest rate swap agreement, we elected to apply the fair value option under SFAS 159 to measure the Susquehanna term loan at fair value. See Note 15 to our consolidated financial statements for more information.
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
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specially, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective immediately including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial statements.
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
Derivatives. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Accordingly, we will apply the enhanced disclosure provisions of SFAS No. 161 upon the effective date to our outstanding derivatives, which as of December 31, 2008, consisted solely of an interest-rate swap related to the Susquehanna term loan.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable to smaller reporting companies.
Item 8. Financial Statements and Supplementary Data.
Our audited consolidated financial statements at and for the fiscal years ended December 31, 2008 and 2007, together with the related notes thereto, have been included in this annual report on pages F-1 through F-47. By this reference, we have incorporated by reference these financial statements into this annual report in response to this Item 8. As a smaller reporting company, we have omitted supplementary data from our consolidated financial statements.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A(T). Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based upon the December 31, 2008 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the Securities and Exchange Commission. These officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives.
Since we have become a new public company as of August 19, 2008 and we have neither filed an annual report with respect to our 2007 fiscal year nor were we required to do so, due to a transition period established by rules of the SEC for newly public companies, we are not yet required to:
•	maintain internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)), pursuant to Exchange Act Rule 13a-15(a);
•	evaluate, pursuant to Exchange Act Rule 13a-15(c), our internal control over financial reporting;
•	evaluate, pursuant to Exchange Act Rule 13a-15(d), any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008;
•	include in this annual report a report of management’s assessment regarding internal control over financial reporting pursuant to Exchange Act Rule 13a-15(b); or

•	include in this annual report an attestation report of our registered independent public accounting firm.
Without limiting the meaning or effect of any of the foregoing statements, during the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 is incorporated by reference to our definitive proxy statement, which will be filed with the SEC not later than 120 days after the close of the fiscal year covered by this report.
Item 11. Executive Compensation.
Information required by this Item 11 is incorporated by reference to our definitive proxy statement, which will be filed with the SEC not later than 120 days after the close of the fiscal year covered by this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item 12 is incorporated by reference to our definitive proxy statement, which will be filed with the SEC not later than 120 days after the close of the fiscal year covered by this report.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is incorporated by reference to our definitive proxy statement, which will be filed with the SEC not later than 120 days after the close of the fiscal year covered by this report.
Item 14. Principal Accounting Fees and Services.
Information required by this Item 14 is incorporated by reference to our definitive proxy statement, which will be filed with the SEC not later than 120 days after the close of the fiscal year covered by this report.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

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
Stock Purchase Agreement, dated as of February 13, 2007, by and among Pure Earth, Inc., Gregory W. Call, Casie Ecology Oil Salvage, inc., MidAtlantic Recycling Technologies, Inc. and Rezultz, Incorporated (1)

2.8.1
First Amendment to Stock Purchase Agreement, dated as of February 28, 2007, by and among Pure Earth, Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc. and Gregory W. Call (1)

2.8.2	*
Second Amendment to Stock Purchase Agreement, dated as of March 26, 2007, by and among Pure Earth, Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc., Rex Mouser and Gregory W. Call (1)

2.8.3
Third Amendment to Stock Purchase Agreement, dated as of May 7, 2007, by and among Pure Earth Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc., Rex Mouser and Gregory W. Call (1)

2.8.4
Fourth Amendment to Stock Purchase Agreement, dated as of August 6, 2007, by and among Pure Earth Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc., Rex Mouser, Brian Horne and Gregory W. Call (1)

2.8.5	*
Letter, dated December 21, 2007, from Pure Earth, Inc. to Gregory W. Call regarding Final Purchase Price with respect to the Stock Purchase Agreement, dated as of February 13, 2007, among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc., Rezultz, Incorporated, Rex Mouser, Brian Horne and Gregory W. Call, as amended (1)

2.8.5	(a)	Letter, dated January 7, 2008, from Pure Earth, Inc. to Gregory W. Call, dated December 21, 2007 (1)
2.8.6
Joinder Agreement, dated March 21, 2007, of Rex Mouser to the Stock Purchase Agreement by and among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc., Rezultz, Incorporated, Rex Mouser, Brian Horne and Gregory W. Call (1)

2.8.7
Joinder Agreement, dated May 30, 2007, of Brian Horne to the Stock Purchase Agreement by and among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc., Rezultz, Incorporated, Rex Mouser and Gregory W. Call (1)

Exhibit No.		Description
2.9	*
Asset Purchase Agreement, dated November 20, 2007, by and among PEI Disposal Group, Inc., Richard Rivkin, Soil Disposal Group, Inc., Aaron Environmental Group, Inc., Stephen F. Shapiro, Jeffrey Berger and James Case (1)

2.10	*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)
3.1		Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (2) (3)
3.2		Second Amended and Restated Bylaws of Pure Earth, Inc. (2) (3)
4.1		Specimen Common Stock Certificate (1)
4.2		Specimen Series B Preferred Stock Certificate (1)
4.3		Form of Common Stock Purchase Warrant issued to DD Growth Premium pursuant to the Securities Purchase Agreement, dated as of June 30, 2006 (1)
4.4		Form of Registration Rights Agreement, dated June 30, 2006, by and between Pure Earth, Inc. and DD Growth Premium (1)
4.5		Form of Common Stock Purchase Warrant issued to Charles Hallinan and Black Creek Capital Corp. pursuant to the Subscription Agreement, dated as of May 22, 2007 (1)
4.6		Debenture Redemption Agreement, dated as of August 17, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.6.1		First Amendment to Debenture Redemption Agreement, dated as of October 2, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.7		Stock Purchase Agreement, dated August 17, 2007, by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc. (1)
4.7.1		Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of September 18, 2007, by Kim C. Tucker Living Trust (1)
4.7.2
Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of August 30, 2007, by Brent Kopenhaver and Emilie Kopenhaver (1)

4.7.3		Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of August 30, 2007, by Mark Alsentzer (1)
4.7.4		Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of September 20, 2007, by Charles Hallinan (1)
4.8		Investment Agreement, dated as of March 4, 2008, among Pure Earth, Inc. and Fidus Mezzanine Capital, L.P. (1)
4.9		Warrant, dated March 4, 2008, to purchase Common Stock of Pure Earth, Inc. issued to Fidus Mezzanine Capital, L.P. (1)
4.10		Registration Rights Agreement, dated as of March 4, 2008, between Pure Earth, Inc. and certain holders (1)
4.11
Securityholders Agreement, dated as of March 4, 2008, by and among Pure Earth, Inc., Brent Kopenhaver, Mark Alsentzer, Fidus Mezzanine Capital, L.P. and holders of the Warrants and Warrant Shares, as defined therein (1)

4.12		Guaranty Agreement, dated as of March 4, 2008, by certain subsidiaries of Pure Earth, Inc. in favor of Fidus Mezzanine Capital, L.P. and any other Investors party thereto (1)
4.13		Investment Agreement, effective June 29, 2008, by and among Pure Earth, Inc., Black Creek Capital Corp. and Charles M. Hallinan (3)
10.1		Employment Agreement, dated as of June 1, 2008, by and between Pure Earth, Inc. and Mark Alsentzer (1)
10.2		Employment Agreement, dated as of June 1, 2008, by and between Pure Earth, Inc. and Brent Kopenhaver (1)
10.3		Pure Earth, Inc. 2007 Stock Incentive Plan (1)
10.4		Form of Restricted Stock Agreement for awards under the Pure Earth, Inc. 2007 Stock Incentive Plan (1)

Exhibit No.	Description
10.5	Loan and Security Agreement, dated October 5, 2005, by and among Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc., Rezultz, Incorporated, Gregory Call and Parke Bank (1)
10.5.1	Change in Terms Agreement, dated November 2, 2007, between Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc., Rezultz, Incorporated, Gregory Call and Parke Bank (1)
10.6
Credit and Security Agreement, dated as of October 24, 2006, between Pure Earth, Inc., South Jersey Development, Inc., American Transportation & Disposal Systems, Ltd., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.6.1
First Amendment to Credit and Security Agreement, dated December 29, 2006, by and between Pure Earth, Inc., South Jersey Development, Inc., American Transportation & Disposal Systems, Ltd., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.6.2
Second Amendment to Credit and Security Agreement and Waiver of Defaults, dated May 16, 2007, by and between Pure Earth, Inc., Pure Earth Transportation and Disposal, Inc., Pure Earth Materials, Inc., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.6.3
Third Amendment to Credit and Security Agreement, dated November 13, 2007, by and between Pure Earth, Inc., Pure Earth Transportation and Disposal, Inc., Pure Earth Materials, Inc., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.6.4
Fourth Amendment to Credit and Security Agreement, effective April 28, 2008, by and between Pure Earth, Inc., Pure Earth Transportation & Disposal, Inc., Pure Earth Materials, Inc., Juda Construction, Ltd. and Wells Fargo Bank, National Association (3)

10.6.5
Fifth Amendment to Credit and Security Agreement, portions effective as of October 21, 2008 and March 13, 2009, by and among Pure Earth, Inc., each of its subsidiaries, and Wells Fargo Bank, National Association

10.7
Sales Representative Agreement, dated November 20, 2007, by and between PEI Disposal Group, Inc., Soil Disposal Group, Inc., Richard Rivkin, Stephen Shapiro, James Case, Jeffrey Berger and Aaron Environmental Group, Inc. (1)

10.8
Form of Confidentiality, Non-Competition and Non-Solicitation Agreement, dated November 20, 2007, by and among Soil Disposal Group, Inc., PEI Disposal Group, Inc., Pure Earth, Inc., any and all subsidiaries of PEI Disposal Group, Inc. and Pure Earth, Inc., and certain employees of Soil Disposal Group, Inc. signatory thereto (1)

10.9	Commercial Lease, dated October 26, 2007, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc. (1)
10.10
Subordinated Promissory Note, dated November 15, 2007, by Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. and Rezultz, Incorporated in the principal amount of $1,000,000 in favor of Gregory W. Call (1)

10.11	Promissory Note, dated November 20, 2007, by PEI Disposal Group, Inc., as maker, in the principal amount of $640,000, in favor of Soil Disposal Group, Inc. (1)
10.12
Promissory Note, dated November 28, 2007, by Pure Earth, Inc., Juda Construction, Ltd. and Pure Earth Materials, Inc., as makers, in the principal amount of $2,265,000, in favor of CoActiv Capital Partners LLC (1)

10.13	Exclusive License, dated April 30, 2008, by and between New Nycon, Inc. and Paul E. Bracegirdle (1)
10.14	Memorandum of Understanding, dated September 25, 2008, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc., amending Commercial Lease dated October 26, 2007 (4)
10.15	Term Loan Agreement, dated November 12, 2008, by and among Casie Group and Susquehanna Bank
10.16	Guaranty, dated November 12, 2008, of Pure Earth, Inc. in favor of Susquehanna Bank
10.17.1	ISDA® Master Agreement, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. and Rezultz, Incorporated

Exhibit No.	Description
10.17.2	Schedule to the Master Agreement, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. and Rezultz, Incorporated
10.17.3	Confirmation, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. and Rezultz, Incorporated
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

(1)	Previously filed as an exhibit to our registration statement on Form 10 (File No. 0-53287), as filed with the SEC on June 20, 2008.

(2)	Included is the revised version of this exhibit, redlined to show the new amendments. The redlined version is being provided pursuant to SEC staff Compliance & Disclosure Interpretation 246.01.

(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

(4)	Previously filed as an exhibit to Post-Effective Amendment No. 2 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on November 4, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE EARTH, INC.
Date: March 30, 2009	By:	/s/ Mark Alsentzer
Mark Alsentzer
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Capacity	Date

/s/ Mark Alsentzer Mark Alsentzer	President, Chief Executive Officer and Class I Director (Principal Executive Officer)	March 30, 2009

/s/ Brent Kopenhaver Brent Kopenhaver	Chairman (Class III Director), Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2009

/s/ Charles M. Hallinan Charles M. Hallinan	Class II Director	March 30, 2009

PURE EARTH, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Pure Earth, Inc.
We have audited the accompanying consolidated balance sheets of Pure Earth Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pure Earth Inc. and Subsidiaries, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended in conformity with United States generally accepted accounting principles
/s/ Marcum & Kliegman LLP
New York, New York
March 30, 2009

PURE EARTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$900,744	$1,885,014
Accounts receivable, less allowance for doubtful accounts of $986,324 and $431,664	11,034,564	12,622,714
Restricted cash	813,164	—
Due from joint venture	342,552	—
Inventories	538,943	269,585
Prepaid expenses	798,629	987,378
Other current assets	1,069,892	918,185
Deferred income tax asset	306,073	223,912

Total Current Assets	15,804,561	16,906,788

PROPERTY AND EQUIPMENT
Land	1,085,940	745,500
Buildings and improvements	7,125,309	6,789,683
Leasehold improvements	211,875	148,482
Machinery and equipment	8,078,035	8,612,385
Trucks and automobiles	1,922,246	2,230,598
Office furniture, fixtures and computer software	323,160	271,293
Construction-in-process	—	13,023

	18,746,565	18,810,964
Less: accumulated depreciation and amortization	(4,435,569)	(2,623,352)

Property and Equipment, Net	14,310,996	16,187,612

OTHER ASSETS
Deposits and other assets	923,335	1,333,990
Deferred financing costs, net of accumulated amortization of $199,663 and $79,014	747,989	127,787
Goodwill	759,694	759,694
Permits	2,200,000	2,200,000
Other intangible assets, net of accumulated amortization	3,587,210	2,388,753
Idle machinery	7,176,850	8,450,000
Pending acquisitions	—	161,302

Total Other Assets	15,395,078	15,421,526

TOTAL ASSETS	$45,510,635	$48,515,926

The accompanying notes are an integral part of these consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2008	2007

CURRENT LIABILITIES
Line of credit	$407,822	$2,389,493
Notes payable	25,068	708,006
Note payable — related party	333,000	—
Current portion of long-term debt	1,556,494	1,240,547
Accounts payable	5,615,708	5,807,026
Accrued expenses	907,428	1,274,004
Accrued payroll and payroll taxes	297,039	619,906
Other current liabilities	1,323,452	2,116,828
Accrued disposal costs	262,815	278,432
Contingent consideration	—	176,435
Income taxes payable	—	1,024,603

Total Current Liabilities	10,728,826	15,635,280

LONG-TERM LIABILITIES
Long-term debt, net of current portion	8,426,740	4,513,526
Line of credit	—	4,011,104
Mandatorily redeemable Series B preferred stock, $.001 par value; authorized 20,000 and 0 shares; issued and outstanding 6,300 and 0 shares	4,447,437	—
Note payable — related party	650,296	1,008,463
Accrued disposal costs	78,023	1,093,796
Contingent consideration	2,683,991	1,176,235
Warrants with contingent redemption provisions	1,112,164	—
Deferred income taxes	4,047,236	5,273,840
Deferred income tax liabilities — permits	880,000	880,000

Total Long-Term Liabilities	22,325,887	17,956,964

TOTAL LIABILITIES	33,054,713	33,592,244

REDEEMABLE PREFERRED STOCK, $.001 par value; Series A convertible preferred stock: authorized 0 and 50,000 shares; issued and outstanding 0 and 20,000 shares	—	930,190

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding 17,626,799 and 17,218,465 shares	17,627	17,218
Additional paid-in capital	13,803,474	12,323,847
Retained earnings (accumulated deficit)	(1,365,179)	1,652,427

TOTAL STOCKHOLDERS’ EQUITY	12,455,922	13,993,492

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$45,510,635	$48,515,926

The accompanying notes are an integral part of these consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007

REVENUES	$62,738,161	$59,398,879

COST OF REVENUES (including $2,473,177 and $2,153,754 of depreciation and amortization expense)	51,636,084	46,149,312

GROSS PROFIT	11,102,077	13,249,567

OPERATING EXPENSES
Salaries and related expenses	6,219,352	4,449,991
Occupancy and other office expenses	1,167,104	1,349,927
Professional fees	2,029,396	1,000,358
Other operating expenses	2,188,281	903,210
Insurance	1,057,965	861,178
Depreciation and amortization	554,612	325,528
Impairment of idle machinery	1,618,125	—
(Gain) loss on sale of equipment	(245,424)	11,239

TOTAL OPERATING EXPENSES	14,589,411	8,901,431

INCOME (LOSS) FROM OPERATIONS	(3,487,334)	4,348,136

OTHER INCOME (EXPENSES)
Interest income	82,821	111,494
Interest expense	(1,980,691)	(1,044,242)
Income (loss) from equity investment	(310,678)	89,868
Expenses for unrealized acquisitions	(271,081)	—
Change in fair value of warrants with contingent redemption provisions	1,151,266	—
Other income	218,352	88,053

TOTAL OTHER INCOME (EXPENSES)	(1,110,011)	(754,827)

INCOME (LOSS) BEFORE INCOME TAXES	(4,597,345)	3,593,309

PROVISION FOR (BENEFIT FROM) INCOME TAXES
Current	(748,820)	939,086
Deferred	(1,308,765)	625,193

TOTAL PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2,057,585)	1,564,279

NET INCOME (LOSS)	(2,539,760)	2,029,030

Less: preferred stock dividends	477,846	75,277

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	$(3,017,606)	$1,953,753

NET INCOME (LOSS) PER SHARE
Basic	$(0.17)	$0.12

Diluted	$(0.17)	$0.12

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic	17,427,847	16,428,969
Diluted	17,427,847	16,662,029
The accompanying notes are an integral part of these consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

BALANCE — January 1, 2007	15,368,972	$15,369	$6,547,814	$(301,326)	$6,261,857

Private placement stock offering	1,000,000	1,000	2,999,000	—	3,000,000
Issuance of common stock for acquisition of companies and specific assets	428,494	428	1,360,054	—	1,360,482
Conversion of debt into common stock	373,615	374	1,215,066	—	1,215,440
Issuance and conversion of warrants	3,334	3	69,807	—	69,810
Restricted stock grant to employees	44,050	44	132,106	—	132,050
Dividends declared on preferred stock	—	—	—	(75,277)	(75,277)
Net income	—	—	—	2,029,030	2,029,030

BALANCE — December 31, 2007	17,218,465	17,218	12,323,847	1,652,427	13,993,492

Restricted stock issued to customer	5,000	5	14,995	—	15,000
Issuance of common stock for acquisition of companies and specific assets	25,000	25	74,475	—	74,500
Issuance of common stock to employees and consultants	45,000	45	132,705	—	132,750
Issuance of common stock to Series A preferred stockholders	111,134	111	327,485	—	327,596
Conversion of Series A preferred stock into common stock	222,200	223	929,967	—	930,190
Dividends declared on Series A preferred stock	—	—	—	(477,846)	(477,846)
Net loss	—	—	—	(2,539,760)	(2,539,760)

BALANCE — December 31, 2008	17,626,799	$17,627	$13,803,474	$(1,365,179)	$12,455,922

The accompanying notes are an integral part of these consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,539,760)	$2,029,030

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,535,693	2,174,181
Other intangible assets amortization	492,096	174,628
Deferred financing cost amortization	120,649	62,973
Interest expense for accretion of warrant and debt discount	200,291	—
Interest expense for Series B preferred stock payment-in-kind	210,369	—
Impairment of intangible assets	—	67,500
Impairment of idle equipment	1,618,125	—
Provision for doubtful accounts	750,020	28,927
(Gain) loss on sale of property and equipment	(245,424)	11,239
Stock issued for accrued interest on note payable — related party	—	91,292
Stock-based payments	88,750	132,150
Gain on convertible debt buy-back	—	(88,053)
Write-off of expenses for unrealized acquisitions	271,081	—
Change in fair value of warrants with contingent redemption provisions	(1,151,059)	—
Deferred income taxes	(1,308,765)	625,193
Changes in operating assets and liabilities
Accounts receivable	919,312	(4,460,114)
Inventories	(119,606)	27,082
Prepaid expenses and other current assets	44,485	(1,402,635)
Deposits and other assets	194,745	(108,622)
Restricted cash	(813,164)	—
Accounts payable	(375,313)	(177,815)
Accrued expenses and other current liabilities	(1,573,434)	1,329,111
Accrued disposal costs	(1,031,390)	(3,392,961)
Contingent consideration	(33,215)	—
Due from joint venture	(342,552)	—
Income taxes payable	(1,024,603)	913,578

TOTAL ADJUSTMENTS	(572,009)	(3,992,346)

NET CASH USED IN OPERATING ACTIVITIES	(3,112,669)	(1,963,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business and assets — net of cash of $911,405 for the year ended December 31, 2007	(44,803)	(3,167,743)
Payments for pending acquisitions	(198,779)	(115,326)
Acquisitions of property and equipment	(952,155)	(1,132,245)
Proceeds from sale of property and equipment	707,105	338,739

NET CASH USED IN INVESTING ACTIVITIES	(488,632)	(4,076,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of (advances for) related party loans	(25,167)	67,775
Net (repayments) borrowings on line of credit	(5,992,775)	2,006,772
Repayments of notes payable	(682,938)	(207,736)

PURE EARTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	For the Years Ended
	December 31,
	2008	2007

Repayment of long-term debt	(4,341,238)	(2,680,005)
Proceeds from equipment financing	8,200,000	2,865,713
Repayments of convertible debt	—	(550,000)
Financing fees incurred	(740,851)	(44,059)
Private placement of common and preferred stock	6,300,000	4,000,000
Dividends paid on Series A preferred stock	(100,000)	(50,277)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,617,031	5,408,183

NET DECREASE IN CASH AND CASH EQUIVALENTS	(984,270)	(631,708)

CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	1,885,014	2,516,722

CASH AND CASH EQUIVALENTS — END OF YEAR	$900,744	$1,885,014

SUPPLEMENTARY INFORMATION
Cash paid during the periods for:
Interest	$1,326,766	$948,530
Income taxes	$1,131,985	$25,508

Non-cash investing and financing activities:
Debt and other liabilities incurred in acquisition of businesses and asset purchases	$1,906,229	$29,804,979
Acquisition of businesses and assets in exchange for shares of common stock	$74,500	$1,360,482
Conversion of debt to equity	$—	$1,215,440
Direct financing of property and equipment	$145,049	$480,454
The accompanying notes are an integral part of these consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Company Overview
The accompanying consolidated financial statements include the accounts of Pure Earth, Inc. (“Pure Earth”) and its wholly owned subsidiaries: Pure Earth Transportation & Disposal, Inc. (“PE Transportation and Disposal”); Juda Construction, Ltd. (“Juda”); PEI Disposal Group, Inc. (“PEI Disposal Group”); Casie Ecology Oil Salvage, Inc. (“Casie”); Rezultz, Incorporated (“Rezultz”); MidAtlantic Recycling Technologies, Inc. (“MART”); Pure Earth Energy Resources, Inc. (“PEER”); Pure Earth Environmental, Inc. (“PE Environmental”); Bio Methods LLC (“BioMethods”); Geo Methods, LLC (“GeoMethods”); Echo Lake Brownfield, LLC (“Echo Lake”); HFH Acquisition Corp. (“HFH”); Pure Earth Materials, Inc. (“PE Materials”); Pure Earth Materials (NJ) Inc. (“PE Materials NJ”); and New Nycon, Inc. (“New Nycon”). Casie, Rezultz and MART are also collectively referred to as “Casie Group,” and Pure Earth and its subsidiaries, taken together as a whole, are collectively referred to as the “Company”.
The Company’s reportable segments are strategic business units that offer environmental services within the Company’s continuum of environmental strategies. With respect to 2008, the Company had five reportable segments: Transportation and Disposal, Treatment and Recycling, Environmental Services, Materials and Concrete Fibers. With respect to 2007, the Company had four reportable segments: Transportation and Disposal, Treatment and Recycling, Environmental Services and Materials.
Transportation and Disposal
PE Transportation and Disposal and PEI Disposal Group are transportation and disposal companies that specialize in coordinating the removal of contaminated and clean soils. Juda is a transporter of contaminated and clean soils that primarily serves PE Transportation and Disposal. PE Transportation and Disposal and Juda are located in the Bronx, New York, and serve primarily the New York metropolitan area and northern regions of New Jersey. PEI Disposal Group is located in Long Island, New York and also serves the New York metropolitan area and Long Island.
Treatment and Recycling
Casie Group is a waste management and transportation company that specializes in coordinating removal, disposal, and recycling of solid and liquid wastes. Casie performs environmental services such as oil salvaging, decontamination, wastewater cleanup, laboratory analysis and solid waste processing. MART specializes in the disposal of solid wastes through thermal desorption treatment, recycling of materials and beneficial reuse of contaminated materials.
Rezultz owns the equipment and real estate used by the Casie Group and New Nycon. All three companies are located in Vineland, New Jersey and serve customers in the Northeastern United States. Casie also owns a non-controlling 50% interest in Advanced Catalyst Recycling, LLC (“ACR”), which is a joint venture organized for the purpose of identifying and providing recycling opportunities in the market for spent metal catalysts and to market recycling solutions to the generators of spent metal catalysts. ACR is accounted for as an equity investment (see Note 6).
Environmental Services
PE Environmental is engaged in environmental investigation and remediation of soil and ground water for commercial and residential customers that are primarily located in Connecticut and New York. PE Environmental is also in the business of locating Brownfield sites for restoration by other Pure Earth subsidiaries. GeoMethods is engaged in environmental well drilling for commercial customers that are primarily located in Connecticut and New

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
York. BioMethods is engaged in the disposal of regulated medical waste from doctors’ offices, hospitals, and nursing homes in Connecticut. Echo Lake was formed for the purpose of owning and developing a Brownfield site near Waterbury, Connecticut, as well as providing an additional outlet for soil and processed material disposal.
Materials
PE Materials and PE Materials NJ are rock crushing and material recycling operations located in Lyndhurst, New Jersey. Both companies serve primarily the New York metropolitan area and northern regions of New Jersey, including the processing of materials derived from the Transportation and Disposal business.
Concrete Fibers
New Nycon is a concrete reinforcing fiber company engaged in the business of processing, packaging and selling reinforcing fibers used as a component of concrete materials. New Nycon is headquartered in Westerly, Rhode Island, and operates a packaging plant in Vineland, New Jersey, to provide concrete fibers to both domestic and foreign customers. New Nycon also produces an eco-friendly reinforcing fiber manufactured from post-consumer carpet waste and developed under a patented process licensed by New Nycon.
NOTE 2 — Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Critical accounting policies requiring the use of estimates are allowance for doubtful accounts, depreciation and amortization, impairment testing for intangible assets, goodwill and idle machinery, accrued disposal costs, deferred revenue, inventories, assets and liabilities accounted for at fair value, and the valuation of stock-based compensation, the Company’s mandatorily redeemable Series B preferred stock (the “Series B Preferred Stock”) and warrants to purchase common stock.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities of less than three months when purchased to be cash equivalents. Due to their short-term nature, cash equivalents, when they are carried, are carried at cost, which approximates fair value.
Restricted Cash
As of December 31, 2008, the Company had restricted funds of $0.2 million on deposit in connection with an outstanding letter of credit and $0.6 million for the establishment of an interest reserve account relating to the Casie Group refinancing (see Note 10). These amounts are classified as restricted cash within current assets. The Company is also required by law to have escrow accounts in which it deposits funds in the event of closure and post

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
closure events. These accounts are classified as long-term restricted cash and included in deposits and other assets in the accompanying consolidated balance sheets since the Company does not anticipate that the conditions requiring the escrow accounts will be satisfied within the current period. As of December 31, 2008 and 2007, the Company had $0.3 million included in deposits and other assets with respect to these escrow accounts.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to a variety of customers. The Company performs continuing credit evaluations of its customers’ financial condition and in certain instances may require additional collateral or insurance bonds from its customers. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve based on historical experience, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2008 and 2007 is adequate; however, actual write-offs may exceed the recorded allowance.
Inventories
Inventories are valued at the lower of cost or market by the weighted average cost method and is comprised of crushed rock, recycled oil and concrete fibers, which are considered finished products. The value of the inventories as of December 31, 2008 and 2007, were as follows:

	December 31,
	2008	2007
Recycled oil	$248,151	$248,483
Crushed rock	64,500	21,102
Concrete fibers	226,292	—

Total	$538,943	$269,585

Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation and amortization.
Depreciation and amortization of property and equipment is provided by use of the straight-line method over the estimated useful lives of the assets as follows:

Range of Estimated
Asset Classification	Useful Life
Buildings and improvements	25 years
Machinery and equipment	3-10 years
Trucks and automobiles	4-7 years
Office furniture and fixtures	2-4 years
Computer software	3 years
Leasehold improvements	Lesser of useful life of asset or life of lease

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $2,535,693 and $2,174,181, respectively.
Upon retirement or other disposition, the cost and related accumulated depreciation and amortization of the assets are removed from the accounts and any resulting gain or loss is reflected in operating expenses or other income. Expenditures for major renewals and improvements which extend the life of the asset are capitalized. Ordinary repairs and maintenance are charged directly to cost of revenues or operating expenses, depending upon their nature.
Revenue Recognition
The Company applies the revenue recognition principles set forth under the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) 104 with respect to all of its revenue. Accordingly, revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured. Revenue is recognized net of estimated allowances.
Revenues for the Transportation and Disposal segment are recognized upon completion of the disposal of the waste into a landfill, Brownfield, or when it is shipped to a third party for processing and disposal. Revenue for the Materials segment consists of two components. The first is for incoming loads whereby revenue is recognized upon acceptance of such materials into the facility at which time it is deemed earned. The second component deals with material received into the facility that is unprocessed, which is deemed to have no value. Subsequent to receipt of the incoming loads, the material is processed and crushed into finished stone product, representing a finished good. The crushed material is resold to third parties and the second component of revenue is recognized upon delivery of the finished product. Revenue for the Environmental Services segment is recognized as services are rendered. Revenues for the Treatment and Recycling segment are recognized upon the completion of the treatment of hazardous and non-hazardous soils and oil byproducts. Revenues from waste that is not yet completely processed (and their associated costs) are deferred until such services have been completed. Some of the Company’s customer contracts require a certificate of disposal from a recycling outlet and for those specific contracts revenue is deferred until the disposal process has been completed. As of December 31, 2008 and 2007, the Company had deferred revenues of $40,571 and $849,113, respectively.
Accrued Disposal Costs
Accrued disposal costs represent the expected costs of processing and disposing of clean and contaminated soil whereby revenue is recognized upon acceptance of such material into the facility. Any soil that is unprocessed is expected to be treated within the next twelve months and therefore, this obligation is classified as a current liability within the accompanying consolidated balance sheet. Except as required by certain specific customer contracts, the Company is not obligated to dispose of processed soil within a specific time period, therefore disposal costs for processed soil are classified as a long-term liability in the accompanying consolidated balance sheets.
Goodwill and Intangible Assets — Indefinite Lives
The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.
The Company recorded goodwill in relation to the acquisition of PE Environmental, GeoMethods and BioMethods during the year ended December 31, 2006. The annual goodwill impairment tests in 2007 and 2008 using the criteria set forth under SFAS 142 indicated that there was no impairment to goodwill related to the Company’s acquisition of PE Environmental, GeoMethods and BioMethods.
The acquisition of Casie, MART and Rezultz resulted in negative goodwill for which contingent consideration was recorded as discussed in Note 3.
The Company also obtained valuable state and local permits which allow Casie to operate its recycling and soil remediation operations, which were recorded based upon the purchase price allocation of $2,200,000 (see Note 3). The permits do not have any legal, regulatory (other than perfunctory renewal requirements of up to five years on certain permits), contractual, competitive, economic or other factors that would limit the useful life of the asset and therefore, are deemed to have indefinite lives and are not subject to amortization. Permits with a finite life were immaterial at December 31, 2008 and 2007, and any such permits would be amortized on a straight-line basis over the estimated useful lives.
Intangible Assets — Finite Lives
The Company’s amortizable intangible assets include customer lists, covenants not to compete and sales representative agreements. These assets are being amortized using the straight-line method over their estimated useful lives. The Company’s customer lists are stated at cost or allocated cost based upon purchase price allocations, which was estimated based upon the fair value of the consideration given up to obtain the assets. Customer lists are amortized on a straight-line basis over 10 years, which was determined by consideration of the expected period of benefit to be derived from these customers, as well as the length of the historical relationship. Non-compete agreements and sales representative agreement are amortized on a straight-line basis over the term of the agreements.
Long-Lived Assets
The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets based on non-discounted cash flows. Impairment losses relating to idle equipment were $1,618,125 for the year ended December 31, 2008. Impairment losses for the year ended December 31, 2007 were not material.
Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and excludes any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive securities outstanding during each period that were

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
outstanding during the period but does not include such securities if their effect would be anti-dilutive, in accordance with SFAS No. 128, “Earnings per Share.”
At December 31, 2008 and 2007, the Company’s dilutive securities included the following components:

	December 31,
	2008	2007
Weighted average common shares outstanding used in computing basic EPS	17,427,847	16,428,969
Effect of dilutive securities:
Convertible notes	—	233,060

Adjusted weighted average common shares used in computing diluted EPS	17,427,847	16,662,029

The Company’s computation of diluted EPS excludes 1,091,818 and 337,778 common stock purchase warrants outstanding as of December 31, 2008 and December 31, 2007, respectively, since their effect was anti-dilutive. Additionally, 50,000 shares of the Company’s redeemable and convertible Series A Preferred Stock, 10% Coupon (the “Series A Preferred Stock”) at December 31, 2007 were also excluded from the determination of diluted EPS as their effect was anti-dilutive.
Stock Based Compensation
The Company adopted SFAS 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) on July 24, 2007, concurrent with the approval of the 2007 Stock Incentive Plan. SFAS 123(R) requires companies to recognize compensation cost relating to share-based payment transactions in their consolidated financial statements. That cost is measured based upon the fair value of the equity or liability instrument issued and is recognized over the service period. At the date of adoption, the Company did not have any existing share-based awards outstanding. The Company recorded $88,750 and $132,150 of stock-based compensation expense for the years ended December 31, 2008 and 2007, with respect to the issuance by the Company of common stock and restricted stock awards.
Income Taxes
The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Accordingly, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when, based on an evaluation of objective verifiable evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized.
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
realized upon ultimate settlement. FIN 48 also provides guidance on the derecognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. The periods subject to examination for the Company’s federal return include the 2005 tax year to the present. The Company also files state income tax returns in various states, including New York, New Jersey, Pennsylvania and Connecticut, which may have different statutes of limitations. Generally, state income tax returns for years 2005 through 2008 are subject to examination. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to the Company’s financial results. As described in Note 18, the Company has completed its assessment of uncertain tax positions in accordance with FIN 48 and has determined that it does not have any material uncertain income tax positions requiring recognition or disclosure in accordance with FIN 48 as of December 31, 2008 and 2007 and for the years then ended.
Preferred Stock
The Company applies the guidance enumerated in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and Emerging Issues Task Force (“EITF”) Topic D-98 “Classification and Measurement of Redeemable Securities,” (“EITF Topic D-98”) when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s Series A Preferred Stock was previously presented as temporary equity and was converted into common stock pursuant to the mandatory conversion provisions on June 30, 2008. The Company issued Series B Preferred Stock on March 4, 2008, which is mandatorily redeemable and therefore is classified as a liability as of December 31, 2008.
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

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company evaluated the conversion options featured in the Series A Preferred Stock and the convertible debt issued in 2006. These conversion options provide the holders of the Series A Preferred Stock and the holders of the convertible debt with the right to convert the Series A Preferred Stock and the debt into a fixed number of shares of common stock, which was established at the date of issuance. At the time of issuance of the Series A Preferred Stock and the convertible debt, the conversion features were determined to be out of the money; therefore, a beneficial conversion feature did not exist.
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
The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with the convertible debt issuance in 2006 (see Note 14) and the issuance of the Series A Preferred Stock to private investors (see Note 16). The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet as of December 31, 2008 and 2007, using the applicable classification criteria enumerated in EITF 00-19. The Company determined that the common stock purchase warrants relating to the 2006 convertible debt issuance and the Series A Preferred Stock do not feature any characteristics permitting net cash settlement at the option of the holders. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying consolidated balance sheets as of December 31, 2008 and 2007. The Warrants issued in connection with the Series B Preferred Stock provide the holders with a put option that is exercisable upon the occurrence of certain specified events and at the discretion of the holder, and therefore are classified as a liability as of December 31, 2008.
Derivative Financial Instruments
The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. All instruments are entered into for other than trading purposes. All derivatives are recognized on the balance sheet at fair value and changes in the fair value of derivatives are recorded in earnings. The Company’s derivative financial instruments are not currently designated as part of a hedge transaction and therefore are accounted for as freestanding derivative financial instruments.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also prioritizes the use of market-based assumptions, or observable inputs, over entity-specific assumptions or unobservable inputs when measuring fair value and establishes a three-level hierarchy based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. The fair value hierarchy designates quoted prices in active markets for identical assets or liabilities at the highest level and unobservable inputs at the lowest level. (See Note 15, “Fair Value Measurements” for additional information regarding the fair value hierarchy.)
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
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The guidance in FSP 157-3 was effective immediately including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. On November 12, 2008, Casie Group entered into a new $8.0 million term loan with Susquehanna Bank (see Note 10), at which time it elected to measure and report this liability at its fair value pursuant to SFAS 159. See Note 15 for further information on this election and the Company’s valuation methodology for this liability.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Financial Instruments
The Company determines the estimated fair value of its financial instruments using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of December 31, 2008 and 2007.
The carrying values of cash and cash equivalents, restricted cash, trade accounts receivable, trade accounts payable and financial instruments included in other assets and other liabilities are reflected in the consolidated balance sheet at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities. The carrying values of the Company’s notes payable and long-term debt approximates the estimated fair value, as determined by comparison to rates currently available for debt with similar terms and maturities. The carrying value of the Company’s Series B Preferred Stock and related warrants was determined at the date of issuance using the Black-Scholes option pricing model with market-based assumptions. At December 31, 2008, the fair value of the warrants was determined using the Black-Scholes option pricing model with assumptions as of that date. The carrying value of the Series B Preferred Stock is reflected in the consolidated balance sheet at its allocated fair value, including the accretion of the debt discount, which approximates fair value.
Advertising
The Company expenses all advertising costs as incurred. Advertising expenses totaled approximately $153,000 and $46,000 for the years ended December 31, 2008 and 2007, respectively.
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

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Derivative Instruments. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will apply the additional disclosure requirements to its derivative activities upon the effective date.
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

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
principle shall be recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting EITF 07-5 on its consolidated financial statements.
Conforming Changes to EITF 98-5. In June 2008, the FASB ratified the consensus reached on June 12, 2008 by the EITF on EITF 08-4, “Transition Guidance for Conforming Changes to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 08-4”). The conforming changes to EITF 98-5 resulting from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The effect, if any, of applying the conforming changes shall be presented retrospectively and the cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings of the first period presented. The adoption of EITF 08-4 did not have an impact on the Company’s consolidated financial statements as it does not currently have any outstanding convertible securities.
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
The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations as of December 31, 2008 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the years ended December 31, 2008 and December 31, 2007, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.
NOTE 3 — Casie Group Acquisition
On March 30, 2007 (the “closing date”), the Company acquired all of the outstanding shares of common stock in a stock-for-stock exchange from the stockholders of Casie Group. The purchase price under the Stock Purchase Agreement (“SPA”) was subject to post-closing adjustments relating to certain matters, including Casie Group meeting certain defined minimum net asset values as of the Closing Date, and the post-closing collection of accounts receivable. After giving effect to the post-closing adjustments and certain other agreements and accommodations set forth in the SPA, the Company issued to the stockholders of Casie Group an aggregate of 338,494 shares of Pure Earth’s restricted common stock as consideration for the acquisition of the shares of Casie Group, offset by the Shareholder Loan Offset (defined below). The common stock was subject to a lockup period of one year, which expired on March 30, 2008. According to the SPA, the shares of common stock had an assumed value of $5.00 per share. However since the Company’s shares were thinly traded, for purposes of determining the purchase price, the shares of common stock were determined to have a fair value of $3.00 per share based upon the value at which shares of common stock were sold in a private placement on April 4, 2007. The fair value of the total consideration given in the Casie Group transaction was $1,015,482.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At the closing date, a note payable from Casie Group to a former stockholder had a balance of $3,325,000. The note payable was reduced by approximately $1,202,000 in satisfaction of certain post-closing adjustments, leaving a balance remaining of approximately $2,214,000, including accrued interest, as of November 15, 2007. Also, on November 15, 2007, the former owner of Casie Group converted $1,215,440 of this loan into 373,615 shares of the Company’s common stock. As of December 31, 2008 and 2007, there was $983,296 and $1,008,463, respectively, outstanding (including accrued interest) and due to such stockholder under the note payable, which is evidenced by a subordinated promissory note (see Note 21).
Under Amendment # 5 to the SPA, certain of the former stockholders may become entitled to receive additional shares of the Company’s restricted common stock, based upon reductions in certain liabilities, collections of fully reserved accounts receivable, and a potential insurance claim recovery, for a claim existing at the time of the acquisition. To the extent that the former stockholders are successful in negotiating the settlement and resolution of these contingencies, the Company is obligated to issue additional shares of its common stock. Certain of the former stockholders may also become entitled to receive additional shares of restricted common stock based upon successfully obtaining additional permits and the implementation of certain equipment. The maximum amount of contingent consideration to be issued based upon resolution of these contingencies is 835,044 shares of restricted common stock.
As a result of the settlement of the purchase price adjustments, the fair value of the net assets acquired was greater than the cost of the acquired entities initially resulting in negative goodwill. In accordance with SFAS 141, this excess of fair value over cost is recorded as contingent consideration in the accompanying consolidated balance sheet. The Company is subject to potential contingent consideration of up to 835,044 shares equal to $2,505,132 based upon a fair value of $3.00 per share as previously established. The Company recorded contingent consideration of $1,352,670 equal to the excess fair value of the net assets over cost or the maximum consideration. Realization of the contingencies will result in additions to the purchase price of Casie Group. To the extent the issuance of additional consideration does not result in goodwill, non-current assets will be reduced ratably for the amount of the shortfall. During the year ended December 31, 2008, a portion of the contingent consideration relating to a business interruption claim was resolved, resulting in the removal of $176,435 of contingent consideration. The contingent consideration is reflected in the accompanying consolidated balance sheet as $1,176,235 of long-term liabilities, based upon the expected timing of issuing the consideration.
As of the December 31, 2008 and 2007, the Company has made net advancements of approximately $6.3 million and $7.0 million, respectively, to Casie Group for working capital and capital expenditures purposes. The liabilities acquired from Casie Group that are reflected in the table below include $4.1 million of cash advances from the Company to Casie Group.
The following table illustrates the estimated fair value of assets acquired and liabilities assumed from each entity that was acquired by the Company as of the date of acquisition:

	Casie		Rezultz	MART	Eliminations	Total
Current assets(1)	$14,847,846		$2,788,413	$8,078,974	$(21,396,045)	$4,319,188
Deferred income tax asset — current	51,800		—	726,400	—	778,200
Property and equipment	2,674,225		4,316,860	6,347,084	—	13,338,169
Non-current assets	1,834,742		10,162	9,900,000	—	11,744,904

Total assets acquired	19,408,613		7,115,435	25,052,458	(21,396,045)	30,180,461

Current liabilities	$13,970,858		$1,800,788	$16,551,339	$(21,396,045)	$10,926,940
Long-term liabilities	4,056,889	(2)	4,316,197	2,964,283	—	11,337,369

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Casie	Rezultz	MART	Eliminations	Total
Contingent consideration	—	—	1,352,670	—	1,352,670
Deferred income tax liability	1,373,600	728,300	3,446,100	—	5,548,000

Total liabilities assumed	19,401,347	6,845,285	24,314,392	(21,396,045)	29,164,979

Purchase Price	$7,266	$270,150	$738,066		$1,015,482

(1)	Includes cash and cash equivalents of $911,405.

(2)	Extinguished upon acquisition since it was payable to the Company.
NOTE 4 — Nycon Acquisition
Effective April 1, 2008, New Nycon completed the purchase of specified assets from Nycon, Inc. (“Nycon”), a concrete reinforcing fiber company headquartered in Westerly, Rhode Island. Prior to this acquisition, Nycon was engaged in the business of processing, packaging and selling reinforcing fibers used as a component of concrete materials. Pursuant to the terms of the purchase agreement, the Company acquired Nycon’s accounts receivable, equipment and all intangible assets and intellectual property. In connection with the purchase of Nycon and formation of New Nycon, the Company entered into an exclusive licensing agreement with the holder of a patent covering the process for making and using reinforcing fiber for concrete materials from post-consumer carpet waste as a substitute for new fibers. During the term of the license agreement, the Company will pay to the licensor an annual royalty fee equal to 30% of New Nycon’s earnings before taxes, depreciation and amortization, and the Company also paid the patent holder 15,000 shares of its common stock, which shares were placed in escrow pending the satisfaction by New Nycon of certain financial objectives. The license agreement terminates upon the expiration of the last of the licensor’s patent rights covered by the agreement, which with respect to the process patent is currently expected to be 2023.
The consideration given by the Company in this acquisition included the Company agreeing to incur obligations of the seller to repay amounts due under two lines of credit with a financial institution in the aggregate principal amount of $225,000, contingent earn-out payments equal to 20% of the free cash flow, as defined by the purchase agreement, derived from the operation of the Nycon assets, payable to the former owner of Nycon, in each of the next four years, up to a maximum cumulative amount of $900,000, not including $75,000 of debt that the former owner has agreed to repay out of such cash flow. The Company also issued 10,000 shares of common stock valued at $2.95 per share to a broker for assisting in the acquisition of the Nycon assets, which issuance was accounted for as a direct cost of the acquisition. The consideration also includes 15,000 shares of common stock valued at $2.95 per share and the estimated fair value of contingent earn-out future payments to the licensor of the recycled fiber patent. The Company recorded the contingent consideration as a liability to the extent that the fair value of the net assets acquired exceeded other non-contingent consideration given in the acquisition. The Company also agreed to use its best efforts to refinance $150,000 of the seller’s indebtedness through a new note to be issued by New Nycon, with the seller being obligated to repay 20% of the principal under the new note from the free cash flow of Nycon. While the Company sought to refinance this note, it agreed to pay interest owed by the seller under the existing note and to guarantee and indemnify the former owner of Nycon for certain post-closing liabilities under such note. In December of 2008, the former owner of Nycon agreed to convert the Company’s obligations as to $150,000 of the former owner’s note payable into an additional $120,000 of contingent earn-out payments based upon the free cash flow of New Nycon.
The Company was also required to contribute a minimum of $300,000 to New Nycon on an as-needed basis for working capital purposes, and the Company has made net advances of approximately $273,000 to New Nycon as of December 31, 2008.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
NOTE 5 — Pro Forma Results
The pro forma condensed consolidated statements of operations for the years ended December 31, 2008 and 2007, are presented below. The unaudited pro forma information presented below assumes that the acquisitions of Nycon (acquired as of April 1, 2008) and the Casie Group (acquired on March 30, 2007) were as of January 1, 2007. These pro forma results are not necessarily indicative of the results of operations that would have resulted had the acquisitions actually been completed at the beginning of the applicable periods presented, nor is it necessarily indicative of the results of operations in future periods.
The pro forma purchase accounting adjustments consist primarily of additional depreciation and amortization expense resulting from an increase in the book value of the fixed assets and intangible assets arising from the application of purchase accounting and the corresponding adjustments to the income tax provisions or benefits. These adjustments are being amortized into earnings over their respective estimated lives using the straight-line method.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31,
	2008 (unaudited)	2007 (unaudited)
	Pro Forma	Pro Forma
	Combined (a) (b) (e)	Combined (c) (d) (e)
Revenue	$63,004,274	$66,548,660

Income (loss) from operations	$(3,683,655)	$3,218,724

Income (loss) before income tax benefit	$(4,763,742)	$2,451,671

Net income (loss)	$(2,637,102)	$1,044,346

Per common share data
Net income (loss) from operations — Basic	$(0.18)	$0.06

Net income (loss from operations — Diluted	$(0.18)	$0.06

Weighted Average Shares
Basic	17,438,272	16,536,506

Diluted	17,438,272	16,769,566

(a)	Historical information includes the operating results of Pure Earth (including Casie Group) for the year ended December 31, 2008 and the operating results of New Nycon for the nine months ended December 31, 2008.

(b)	Pro forma information and the pro forma adjustments include the operating results of Nycon for the three months ended March 31, 2008.

(c)	Historical information includes the operating results of Pure Earth for the year ended December 31, 2007, and the operating results of Casie Group for the nine months ended December 31, 2007.

(d)	Pro forma information and the pro forma adjustments include the operating results of Casie Group for the three months ended March 31, 2007, and the operating results of Nycon for the year ended December 31, 2007.

(e)	The pro forma adjustments consist of additional depreciation and amortization expense in relation to the step-up in basis of the property and equipment and intangible assets of Casie Group and Nycon and the corresponding adjustments to the income tax provisions or benefits.
NOTE 6 — Other Acquisitions, Assets Purchases and Joint Ventures
Echo Lake
On September 14, 2007, PE Environmental formed a wholly owned subsidiary, Echo Lake, a Connecticut limited liability company. Echo Lake was formed for the purpose of owning and developing a Brownfield site in the State of Connecticut. On January 3, 2008, the Company completed the acquisition of this Brownfield site for a purchase price of $50,000 and assumed estimated cleanup costs of approximately $233,000. The Company spent approximately $57,000 on site evaluation costs prior to purchasing the Brownfield site. As of December 31, 2008, the Company has invested approximately $340,000 in the purchase and development of this property. Echo Lake’s operations since formation were not material for the year ending December 31, 2008 and the period from September 14, 2007 to December 31, 2007.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PEI Disposal Group
On November 19, 2007, the Company formed a new wholly-owned subsidiary, PEI Disposal Group, a Delaware corporation whose business includes the purchase, sale, treatment, processing, transport and disposal of contaminated and uncontaminated soils. Effective November 20, 2007, PEI Disposal Group entered into an Asset Purchase Agreement with Soil Disposal Group, Inc. (“Soil Disposal”) to acquire certain intangible assets. Soil Disposal is a New York corporation operating in the soil disposal and trucking business primarily in the New York City metro and Long Island areas. In connection with this asset purchase Soil Disposal and four individual sales representatives also entered into a five-year sales agreement and a five-year covenant not to compete agreement with Pure Earth and PEI Disposal Group. Under these agreements, Soil Disposal and its sales representatives will market and promote soil disposal and trucking services to customers known to the sales representatives as well as to new customers developed in the course of business.
The purchase price given by PEI Disposal Group in consideration of the assets and services acquired consisted of the following:
a.	A non-interest bearing promissory note for a principal amount of $640,000 payable in sixteen equal bi-monthly installments of $40,000;
b.	100,000 shares of unregistered restricted common stock valued at $3.00 per share, the approximate fair value of the shares on the date of acquisition;
c.	The right to receive a maximum of 300,000 additional unregistered shares of Pure Earth common stock contingent upon the buyer’s net sales attaining certain thresholds, as defined, during the 36 month period following the closing date.
As a result of this acquisition, the Company recorded an intangible asset for the five-year sales representative agreements and covenant not to compete agreements, principally the only assets of Soil Disposal. The fair value of the asset recorded was $1,007,259, which is based upon the fair value of the consideration given up to obtain the asset, including $67,259 of direct costs.
Advanced Catalyst Recycling, LLC (“ACR”)
On April 30, 2007, Casie entered into an agreement to form ACR. ACR is a joint venture between Advanced Recycling Technology, Inc. (“ARTI”) and Casie. Casie and ARTI each own a 50% interest in ACR with equal decision making and voting interests and contributed $1,000 in start-up capital to the joint venture. The purpose of the joint venture is to identify and enter into recycling opportunities in the market for spent metal catalysts and to market recycling solutions to the generators of spent metal catalysts. The Company accounts for its investment in ACR under the equity method of accounting for investments as prescribed by APB 18,“The Equity Method of Accounting for Investments in Common Stock”, and EITF 03-16, “Accounting for Investments in Limited Liability Companies”. At December 31, 2008, the Company’s investment in ACR was $(295,889), which is included as a component of deposits and other assets. The Company’s recorded investment includes $310,678 of pretax losses from its share of ACR’s net loss for the year ended December 31, 2008 and $89,868 of pretax income from its share of ACR’s net income earned from April 30, 2007 through December 31, 2007.
NOTE 7 — Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
equivalent balances at several financial institutions throughout its operating area of which, at times, may exceed insurance limits and expose the Company to credit risk. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions.
Credit risk with respects to accounts receivable was concentrated with two customers in 2008 and two customers in 2007. These customers accounted for approximately $3,305,389 (28%) and $5,637,000 (43%) of the accounts receivable at December 31, 2008 and 2007, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and if necessary would require collateral to mitigate its credit risk. Three customers accounted for $11,696,340 (19%) of its revenue during year ended December 31, 2008, and two customers accounted for $24,600,226 (41%) of the Company’s revenue year ended December 31, 2007. These revenues were reported as a component of the Transportation and Disposal segment revenues. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. The breakdown of revenue between these customers was as follows:

	Year ended December 31,	Percentage of	Year ended December 31,	Percentage of
	2008	Revenue	2007	Revenue
Customer A	$2,994,589	5%	$9,382,449	16%
Customer B	4,235,925	7%	15,217,777	25%
Customer C	4,465,826	7%	—	—

Total	$11,696,340	19%	$24,600,226	41%

NOTE 8 — Idle Machinery
Included in the Casie Group acquisition was equipment having a fair value of $8,450,000 at the date of purchase on March 30, 2007. As of December 31, 2008, this equipment has not yet been placed in use and requires additional permit modifications to place the equipment in service. The management of the Company is currently contemplating whether to place the equipment into use or hold it for sale. During the year ended December 31, 2008, the Company recorded $1,618,125 of impairment relating to this idle machinery due to the softening of the overall economy. If the current economic conditions continue or worsen, the Company could be subject to additional impairment charges relating to this idle machinery. As of December 31, 2008, this idle machinery had a carrying value of $6,831,875 and approximately $2,700,000 of related deferred income tax liabilities. As of December 31, 2007, this idle machinery had a carrying value of $8,450,000 and approximately $3,020,000 of related deferred income tax liabilities.
In November 2008, PE Materials shifted its rock crushing operations from the North Bergen, New Jersey facility to its other location in Lyndhurst, New Jersey. As a result of this move, approximately $345,000 of equipment was no longer needed for operations and was transferred into idle machinery. The Company intends to hold this equipment for sale.
NOTE 9 — Intangible Assets
Through its acquisitions and asset purchases, the Company has acquired and recorded certain identifiable intangible assets. In connection with the acquisition of Nycon, the Company obtained certain intangible assets including a customer list, patents, trademarks, a non-compete agreement and a licensing agreement. The Company recorded intangible asset additions in the gross amount of $1,690,000, all relating to the Nycon acquisition. The fair value of these intangible assets was determined based upon the expected future cash flows expected to be derived from their usage.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On November 20, 2007, the Company acquired identifiable intangible assets from Soil Disposal, in the form of a five year sales representative agreement and covenant not to compete. As a result of this transaction the Company has recorded an intangible asset in the amount of $1,007,259, for which fair value was determined based upon the fair value of the consideration given up to obtain it. This intangible asset is being amortized over the period of expected benefit, which the Company believes is equal to the initial term of the sales representative agreement and covenant not to compete.
In connection with the Casie Group acquisition the Company obtained valuable state and local permits which allow it to operate the recycling and soil remediation facility. These permits were valued and recorded at $2,200,000. The Company also obtained a covenant not to compete from one of the former owners of Casie Group in the amount of $275,742 for a period of 10 years, for which the fair value was based upon the amount of the payments required to be made to this individual in exchange for the covenant. In 2006, the Company acquired customer lists from PE Transportation and Disposal, Alchemy Development, LLC, and an independent third party.
Below is a summary of intangible assets at December 31, 2008 and 2007:

	Balance as of December 31, 2008			Balance as of December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Finite Lives:
Customer lists	$2,117,552	$(490,683)	$1,626,869	$1,417,552	$(278,926)	$1,138,626
Other intangible assets	2,273,001	(312,660)	1,960,341	1,283,001	(32,874)	1,250,127

	4,390,553	(803,343)	3,587,210	2,700,553	(311,800)	2,388,753

Indefinite Lives:
Permits	2,200,000	—	2,200,000	2,200,000	—	2,200,000

Total	$6,590,553	$(803,343)	$5,787,210	$4,900,553	$(311,800)	$4,588,753

Expected future amortization expense for amortizable intangible assets with finite lives is as follows for the years subsequent to December 31, 2008:

Twelve months ending December 31,
2009	$531,797
2010	531,797
2011	531,797
2012	515,010
2013	330,346
Thereafter	1,146,463

$3,587,210

Amortization expense of intangible assets was $492,096 and $174,628 for the years ended December 31, 2008 and 2007, respectively.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 31, 2008, the Company did not record any impairment relating to its indefinite life permits at Casie, which had a carrying value of $2,200,000.
NOTE 10 — Casie Group Refinancing
On November 12, 2008, Casie Group (as borrower) and Pure Earth (as guarantor) completed a $8,000,000 term loan with Susquehanna Bank (“Susquehanna”), the proceeds of which were used for refinancing existing debt (including the line of credit) at Casie Group with the previous lender and for reimbursing the Company for capital expenditures and working capital advances made to or on behalf of Casie Group. The previous debt held by Casie Group consisted of a $2.4 million revolving line of credit and $2.9 million in various bank and equipment notes payable which carried interest rates ranging from 6.50% to 8.50% with varying maturities. The new consolidated term loan matures on November 15, 2015, is payable in 84 monthly installments and bears interest at an adjustable rate equal to 250 basis points above the one-month LIBOR, which was approximately 3.91% as of November 12, 2008 and 2.94% as of December 31, 2008. This interest rate will be adjusted on the 15th of every month beginning December 15, 2008. Casie Group also entered into an $8.0 million interest rate swap agreement with Susquehanna by which Casie Group is required to pay a fixed rate of interest at 6.10% to Susquehanna over a 7 year term corresponding to the loan term, in exchange for the payment by Susquehanna to Casie Group of adjustable rate payments based on 1 month LIBOR, plus 250 basis points. This swap agreement effectively converted the adjustable rate loan into a fixed rate loan at 6.10%. The loan is collateralized by the mortgaged properties and equipment held by Casie Group, excluding accounts receivable, inventory and three pieces of excluded equipment.
Casie Group was also required to establish a reserve account from the loan proceeds in the amount of $720,000 to be held by Susquehanna for the purposes of paying the first six months of principal and interest payments. The remaining balance in this account as of December 31, 2008 was approximately $0.6 million and is reflected as restricted cash in the consolidated financial statements.
The consolidated term loan contains a financial covenant which requires Pure Earth as the guarantor to maintain a maximum leverage ratio of 4.0 to 1.0, measured annually at the end of each fiscal year commencing on December 31, 2009. In addition, Pure Earth is required to provide annual financial statement and other financial information as requested by the lender, as well as quarterly environmental reports for compliance purposes and certain customary negative and affirmative covenants. As of December 31, 2008, Casie Group was in compliance with the covenants and restrictions under this term loan agreement.
NOTE 11 — Lines of Credit
The Company has a $7,500,000 revolving line of credit with a bank expiring on October 23, 2009, at which time all outstanding amounts are due and payable. The line of credit is used to fund working capital needs. Effective as of October 21, 2008, the line of credit bears interest at the bank’s prime rate, subject to a minimum of 5.0%, plus 2.75% (7.75% at December 31, 2008) and outstanding borrowings are collateralized by eligible accounts receivable and inventories as defined in the agreement. Prior to that time, the line of credit bore a maximum rate of interest equal to the bank’s prime rate (7.25% at December 31, 2007). Outstanding borrowings on the line were $407,822 at December 31, 2008 and $4,011,104 at December 31, 2007. These borrowings were collateralized by $3,349,812 and $5,043,033 of eligible trade accounts receivable as of December 31, 2008 and 2007, respectively. This line of credit is subject to a borrowing base limitation, outstanding letters of credit and loan reserves. As of December 31, 2008, the borrowing base limitation was approximately $2.9 million and the Company had aggregate required loan reserves and outstanding letters of credit of $1.8 million. The Company incurred costs of $300,902 in relation to the establishment of the line of credit in 2006 and subsequent amendments thereto. The Company recorded these fees as deferred financing costs to be amortized over the term of the financing or expensed immediately upon extinguishment.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective on October 21, 2008, and in connection with the Casie Group refinancing, the Company and the bank agreed to amend this line of credit. This amendment contemplated that, following the closing of Casie Group’s refinancing and pending satisfactory audits, Casie Group along with certain of our other subsidiaries will become borrowers under this line of credit, and the accounts receivable and inventory of these entities will become collateral and, to the extent eligible, part of the available borrowing base. The addition of these other subsidiaries as borrowers under the line of credit and the addition of their accounts receivable and inventory as collateral were not completed until after December 31, 2008 (see Note 23). Material provisions of this amendment included the following:
a.	The October 21, 2008 amendment required the Company to apply approximately $1.9 million in net proceeds from the Casie Group refinancing (after the repayment of outstanding borrowings and other amounts under the existing Casie Group $2,500,000 line of credit and the creation of a $720,000 principal and interest payment reserve under Casie Group term loan) to the repayment of the Company’s outstanding indebtedness under this line of credit.
b.	Effective October 21, 2008, the rate of interest under our floating rate borrowings was changed to mean the greater of 5.0% or the lender’s prime rate, plus 2.75%, and the rate of interest to be charged under a LIBOR Advance shall be equal to the LIBOR rate, as specified in the credit agreement, plus 3.00%.
c.	Effective October 21, 2008, the Company established an additional permanent reserve in the amount of $900,000, which reduced the Company’s borrowing availability.
Under the line of credit agreement, the Company is subject to financial covenants requiring the maintenance of certain financial ratios relating to tangible net worth and capital expenditures, as well as certain other customary affirmative and negative non-financial covenants. These financial covenants were amended after December 31, 2008 (see Note 23). As of December 31, 2008, the Company was in compliance with all of the covenants and restrictions under this line of credit agreement.
Prior to November 12, 2008, Casie Group also had a separate $2,500,000 line of credit with a local bank, which was collateralized by substantially all of the assets of Casie Group and was guaranteed by Pure Earth and one of the former shareholders of Casie Group. This line of credit was refinanced on November 12, 2008, as part of a new $8.0 million term loan (see Note 10). This line of credit bore interest at 0.50% above the bank’s prime lending rate, which was 7.75% as of December 31, 2007. Outstanding borrowings on the line were $2,389,493 at December 31, 2007.
NOTE 12 — Notes Payable and Long-Term Debt
At December 31, 2008 and 2007, notes payable consisted of the following:

	December 31,
	2008	2007
Note payable to Soil Disposal Group	$—	$520,000
Note payable for Casie Group for covenant not to compete	25,068	188,006

Total	$25,068	$708,006

At December 31, 2008 and 2007, the Company had $25,068 and $188,006, respectively, due to a former stockholder of Casie Group for a covenant not to compete obtained in connection with the acquisition.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As part of the consideration given for the assets acquired from Soil Disposal Group on November 20, 2007 (see Note 6), the Company entered into a non-interest bearing promissory note with a principal amount of $640,000 payable in sixteen bi-monthly installments of $40,000, which was repaid in full in July of 2008.
At December 31, 2008 and 2007, long-term debt (including the current portion) consisted of the following:

	December 31,
	2008	2007
Casie Group term loan	$7,927,349	$—
Equipment term loan	1,603,204	2,225,215
Various equipment notes payable	50,062	70,208
Casie Group notes payable	327,619	3,458,650
Nycon assumed liabilities	75,000	—

Total	9,983,234	5,754,073
Less current portion	(1,556,494)	(1,240,547)

Long-term portion	$8,426,740	$4,513,526

Equipment Term Loan
On November 19, 2007, the Company refinanced several outstanding equipment loans with financial institutions, which at the date of refinancing had an aggregate carrying value of $1,215,862. The Company refinanced these loans into a combined equipment term loan in the amount of $2,265,000 ($2,225,215 at December 31, 2007), which is collateralized by equipment having a carrying value of $2,745,500. The loan is payable in 48 monthly payments of $55,828 beginning on January 1, 2008, with interest at a rate of 8.5% per annum. On June 11, 2008 the Company received an additional $200,000 of funding from the lender based upon satisfactory review of the Company’s financial statements for the year ended December 31, 2007. This additional funding carries an interest rate of 8.5% and monthly payments of $4,930. The outstanding balance of the combined loan was $1,603,204 as of December 31, 2008.
Casie Group Notes Payable
In connection with the Casie Group acquisition, the Company assumed several bank and equipment notes payable with varying interest rates and maturities, the majority of which were refinanced on November 12, 2008. At December 31, 2008, the remaining outstanding Casie Group notes payable consisted of the following:

Equipment note payable to an equipment lender in monthly installments of $3,534, including interest at 6.95%, through September 2012, collateralized by specific equipment.	$138,785

Equipment note payable to an equipment lender in monthly installments of $1,809, including interest at 4.99%, through September 2012, collateralized by specific equipment.	73,793

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equipment note payable to and equipment lender in monthly installments of $3,815, including interest at 6.50%, through September 2011, collateralized by specific equipment.	115,041

Total	$327,619

At December 31, 2007, the outstanding Casie Group notes payable consisted of the following:

Note payable to a bank in monthly installments of $14,460, including interest at 7.25%, through November 2015, collateralized by specific buildings and land with a net book value of $4,316,860.	$1,039,035

Note payable to a bank in monthly installments of $9,585, including interest at 6.50%, through March 2010, at which point the interest rate is variable through March 2015; collateralized by specific buildings and land with a net book value of $3,123,634.	695,694

Equipment loans payable to various lenders with aggregate monthly payments of $13,133; interest rates ranging from 0.00% to 6.95%; and maturities through September 2012.	488,049

Note payable to a bank in monthly installment of $8,037, including interest at 7.50%, through August 2012, at which point a balloon payment of the entire principal balance and any unpaid interest is due; collateralized by substantially all assets of the Company.	377,843

Note payable to a bank in monthly installments of $8,155, including interest at 8.125%, through February 2012; collateralized by equipment with a net book value of $2,844,450.	339,581

Note payable to a bank in monthly installments of $9,585, including interest at 7.25%, through November 2010; collateralized by specific buildings and land with a net book value of $4,316,860.	300,737

Equipment line from a bank up to $500,000 through October 10, 2008 at which point it converts to a term loan; bearing interest at Prime rate + 0.50%.	217,711

Total	$3,458,650

Future maturities of long-term debt at December 31, 2008 were as follows:

Year ending December 31,
2009	$1,556,494
2010	1,738,009
2011	1,722,505
2012	1,209,787

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ending December 31,
2013	1,212,910
Thereafter	2,543,529

$9,983,234

NOTE 13 — Officer Loans
At December 31, 2008, the Company had a note payable to an officer at Casie Group in the amount of $983,296. This officer was a former owner of Casie Group prior to the acquisition on March 30, 2007. The note payable bears interest at 6.77% per annum and is subject to repayment, including accrued interest, based upon the following schedule:

Twelve Months Ending December 31,
2009	333,000
2010	650,296

$983,296

NOTE 14 — Convertible Debt
On June 30, 2006 and July 31, 2006, the Company entered into Securities Purchase Agreements (the “Agreements”) with Dynamic Decisions Strategic Opportunities (the “Holder”) in connection with the private placement of convertible term notes (the “Convertible Notes”) issued by the Company in the principal amounts of $500,000 and $300,000, respectively, due on July 31, 2008 with detachable common stock purchase warrants (the “Warrants”). As provided for by the Agreements, at any date after June 30, 2006 and until the Notes matured, the Notes were convertible into shares of common stock at the option of the Holder, either in whole or in part, at a fixed conversion price of $3.00 per share. The Warrants provide for the purchase of up to 166,666 and 100,000 shares of common stock, respectively, at an exercise price of $4.50 from the date of issuance until June 30, 2011 and July 31, 2011, respectively, and may be exercised either in whole or in part. The Convertible Notes were due upon the maturity date with interest due semi-annually at 9.0% on their respective aggregate unconverted and then outstanding principal amount.
On August 17, 2007, the Company agreed to repurchase all outstanding Convertible Notes with principal amounts of $800,000 from the Holder for $550,000. The carrying value of the convertible debt prior to extinguishment was $638,053 as a result of the discount recorded at inception and the subsequent accretion of that discount. The Company closed the repurchase transaction on November 15, 2007, resulting in a gain of $88,053 on extinguishment of the debt. As part of negotiating the repurchase of the Convertible Notes, the Holder agreed to forgive any interest accrued subsequent to December 31, 2006. The Company also incurred approximately $40,000 of fees in connection with this transaction. No shares of the Company’s stock were issued upon extinguishment of the Convertible Notes and the Warrants remain outstanding pursuant to their original terms as of December 31, 2007 and December 31, 2008.
NOTE 15 — Fair Value Measurements
Effective January 1, 2008, the Company adopted SFAS 157, which establishes a framework for measuring fair value under FAAP and enhances disclosures about fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). SFAS 157 establishes a three-level hierarchy for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The fair value hierarchy

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based upon the lowest level input that is significant to the measurement in its entirety.
The three levels are defined as follows:
•	Level 1 — Inputs to the valuation are unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs to the valuation may include quoted prices for similar assets and liabilities in active or inactive markets, and inputs other than quoted prices, such as interest rates and yield curves, that are observable for the asset or liability for substantially the full term of the financial instrument.
•	Level 3 — Inputs to the valuation are unobservable and significant to the fair value measurement. Level 3 inputs shall be used to measure fair value only to the extent that observable inputs are not available.
The Company uses a derivative financial instrument in the form of an interest-rate swap to manage its exposure to the effects of changes in market interest rates as they relate to the Susquehanna term loan which has an adjustable rate of interest based upon the LIBOR. The Company entered into an interest-rate swap under which we pay a fixed annual rate of interest of 6.10% and receive payments from the counterparty based upon the substantially the same LIBOR terms as the Susquehanna term loan, thereby converting our adjustable rate payments into a fixed rate instrument.
The outstanding derivative is recorded on the consolidated balance sheets at its fair value as a liability at December 31, 2008. Because the Company’s derivative is not listed on an exchange, the Company values this instrument using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.
In connection with the Susquehanna refinancing and entering into the interest-rate swap described above, the Company elected to measure the Susquehanna term loan at fair value, pursuant to SFAS 159, which was adopted concurrently with this transaction. This election was made specifically for this liability and was not elected for the Company’s other debt instruments or liabilities. The Company’s fair value election for the Susquehanna term loan is intended to better reflect the underlying economics of the term loan and its relationship to the corresponding interest-rate swap. The Company’s fair value election for the Susquehanna term loan allows us to record any change in fair value of this liability as a gain or loss through the Consolidated Statement of Operations, along with the changes in fair value of the interest rate swap. Because the Company’s debt is not listed on a public exchange, the Company values this liability using an internal valuation model with significant pricing inputs that are not fully observable in the marketplace.
Assets and liabilities measured at fair value on a recurring basis or elected to be measured at fair value under SFAS 159 include the following as of December 31, 2008:

	Fair Value Measurements Using:			Assets / Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets:
	—	—	—	—
Liabilities:
Interest-rate swaps	—	$466,897	—	$466,897
Susquehanna term loan	—	—	7,460,450	7,460,450

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the year ended December 31, 2008 the Company recorded a loss of $466,897 as a result of changes in the fair value its outstanding interest-rate swap, and a gain of $466,546 as a result of changes in the fair value of the Susquehanna term loan. These gains and losses were recorded as components of other income within the Consolidated Statement of Operations.
NOTE 16 — Stockholders’ Equity
Common Stock
On April 4, 2007, the Company received proceeds of $3,000,000 from a private placement offering of 1,000,000 shares of its common stock valued at $3.00 per share. These proceeds were used, in part, to fund the acquisition of Casie Group.
In connection with the Casie Group acquisition, the Company issued 338,494 shares of common stock valued at $3.00 per share to the former owners. The Company also issued 15,000 shares of common stock valued at $3.00 per share for professional services rendered in connection with this acquisition, which were included in the cost of the acquisition. On November 15, 2007, the Company converted a note payable of $1,215,440 due to a former owner of Casie Group, into 373,615 shares of common stock in accordance with an amendment to the SPA.
In January of 2008, the Company issued 5,000 shares of common stock valued at $3.00 per share to a consultant for services received.
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
In June of 2008, the Company issued 20,000 shares of common stock valued at $2.95 per share to a new sales and marketing executive, pursuant to the terms of the individual’s employment agreement. The Company also issued 20,000 shares of common stock valued at $2.95 per share to a consultant in connection with that individual’s filing of a patent application related to certain waste conversion technology intended to be used by or for the benefit of the Company and its subsidiaries via a licensing agreement.
In October of 2008, the Company issued 5,000 shares of common stock valued at $2.95 per share to a new employee pursuant to the terms of the individual’s employment agreement.
Series A Preferred Stock and Warrants
In May 2007, the Company’s Board of Directors authorized 50,000 shares of Series A Preferred Stock, $.001 par value, and sold an aggregate of 20,000 shares of Series A Preferred Stock at a purchase price of $50.00 per share to two accredited investors for gross proceeds of $1,000,000. The Series A Preferred Stock was convertible into shares of common stock at a rate of 11.11 shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock was mandatorily convertible into shares of common stock on June 30, 2008 and also provided the holder with a put option whereby at any time after March 1, 2008, but prior to June 30, 2008, the holder had the right to cause the Company to redeem the Series A Preferred Stock in exchange for cash. The Company had a call option whereby at any time prior to June 30, 2008, the Company had the option to redeem the Series A Preferred Stock in exchange for cash. For each 1,000 shares of Series A Preferred Stock purchased, the investors also received a warrant to purchase 2,222.2 shares of the Company’s common stock, at an exercise price of

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$4.50 per share, subject to adjustment. These warrants also provide for cashless exercise and are exercisable over a term of five years.
As described in Note 2, the Company evaluated the conversion options embedded in the Series A Preferred Stock to determine whether they were required to be bifurcated from the host instruments and accounted for as separate derivative instruments pursuant to SFAS 133 and EITF 00-19. The Company determined that the conversion features were not deemed to be beneficial at the commitment date of the Series A Preferred Stock issuance and therefore were not required to be separately valued and accounted for. The Company applied the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for its Series A Preferred Stock. The Series A Preferred Stock provided the holders with a put option, which was exercisable at the discretion of the holders, subject to approval by the Company’s lender under its revolving line of credit. Therefore, the Series A Preferred Stock featured redemption rights that were not solely within the Company’s control as of December 31, 2007, and as a result, such shares were presented as temporary equity
On June 29, 2008, the holders of the Series A Preferred Stock and the Company entered into an investment agreement whereby the holders agreed to forego the right to exercise the put option embedded in the Series A Preferred Stock in exchange for the Company issuing an additional 111,134 shares of common stock and making quarterly cash payments of $25,000 beginning on September 30, 2008 and ending on June 30, 2009. On June 30, 2008, the 20,000 shares of outstanding Series A Preferred Stock were automatically converted into 222,200 shares of the Company’s common stock pursuant to the terms of the Series A Preferred Stock and the investment agreement. Prior to June 30, 2008, the conversion ratio of the Series A Preferred Stock was out of the money based upon an estimated fair value of $2.95 per share of common stock. In accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the Company recorded the estimated fair value of the additional shares of common stock and the $100,000 of quarterly cash payments as a dividend to the holders of the Series A Preferred Stock and deducted from income available for common stockholders. The estimated fair value of the additional 111,134 shares of common stock was $327,596 based upon a market price of $2.95 per share as of June 29, 2008.
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

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company accounts for its preferred stock based upon the guidance enumerated in SFAS 150 and EITF Topic D-98. The Series B Preferred Stock is mandatorily redeemable on March 3, 2013 and therefore is classified as a liability instrument on the date of issuance. The Warrants issued in connection with the Series B Preferred Stock provide the holders with a put option that is exercisable upon the occurrence of certain specified events and at the discretion of the holder. The Company evaluated the Warrants and the put option pursuant to EITF 00-19 and determined that the Warrants should be classified as assets or liabilities because they contain redemption rights that are not solely within the Company’s control as of the date of issuance and at December 31, 2008. Accordingly, the Company recorded the Warrants at their estimated fair value of $2,263,223 on the date of issuance. The remainder of the $6,300,000 in proceeds received, or $4,036,777, was allocated to the mandatorily redeemable Series B Preferred Stock. As of December 31, 2008 the carrying value of the mandatorily redeemable preferred stock was $4,447,437.
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
The Company calculated the fair value of the warrants at the date of issuance using the Black-Scholes option pricing model with market based assumptions. The change in fair value of the Warrants issued in connection with the Series B Preferred Stock from the date of issuance to December 31, 2008, was a decrease of approximately $1.2 million from $2.3 million as of March 4, 2008 to $1.1 million as of December 31, 2008. This change in fair value of the Warrants was reflected as a component of other income within the statement of operations for the year ended December 31, 2008.
Warrants
On June 30, 2006 and July 31, 2006, the Company issued 266,666 detachable warrants to Dynamic Decisions Strategic Opportunities (the “Holder”) in connection with the private placement of $500,000 and $300,000 of convertible term notes (see Note 14). The warrants provided for the purchase of 166,666 and 100,000 shares of common stock, respectively, at an exercise price of $4.50 from the date of issuance until June 30, 2011 and July 31, 2011, respectively, and may be exercised in whole or in part. Pursuant to a registration rights agreement between the Company and the Holder, if at any time after the date of issuance of these warrants there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant shares by the Holder, then the warrants may be exercised by means of a “cashless exercise” whereby the Holder would receive a certificate for a determinable number of shares of common stock pursuant to the investment agreements with no cash payment required. In connection with this transaction, the Company also issued warrants for 26,667 shares of

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
common stock with the same terms as described above, to the placement agent for their services. As of December 31, 2008, 13,334 of these warrants remain outstanding, while the other 13,333 warrants were exercised via cashless exercise during the year ended December 31, 2007.
In May of 2007, the Company issued 44,444 warrants to purchase common stock having a fair value of approximately $69,800 in connection with the issuance of the Series A Preferred Stock. The warrants are exercisable over a term of five years from the date of issuance, at a price of $4.50 per share, may be exercised in whole or in part and provide for cashless exercise.
The Company determined the fair value of the Company’s warrants at the date of issuance using the Black-Scholes option pricing model with market based assumptions. At December 31, 2008, the weighted average remaining life of the outstanding warrants was 2.65 years (exclusive of the Warrants issued in connection with the Series B Preferred Stock, which have an indefinite life) and 3.65 years at December 31, 2007.
A summary of the warrant activity for the years ended December 31, 2007 and 2008 is as follows:

		Weighted Average
	Warrant Shares	Exercise Price
Balance, January 1, 2007	293,333	$4.50
Issuance of common stock warrants	44,444	4.50
Warrants converted into shares upon cashless exercise	(3,334)	4.50
Warrants canceled upon cashless exercise	(10,000)	4.50

Balance, December 31, 2007	324,443	$4.50
Issuance of common stock warrants — Series B	767,375	0.001
Revaluation of common stock warrants — Series B	—	—

Balance, December 31, 2008	1,091,818	$1.34

The following weighted average assumptions were used for valuing the warrants issued during the years ended December 31, 2008 and 2007:

	2008	2007
Expected volatility	75.00%	75.00%
Expected life	Indeterminate	5 years
Expected dividends	0.00%	0.00%
Risk-free rate	3.71%	4.68%
Weighted-average stock price	$2.95	$3.00
Weighted-average exercise price	$0.001	$4.50

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The expected volatility for 2008 and 2007 was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as the Company only had limited trading history for the Company’s common stock.
NOTE 17 — Stock-Based Compensation
The 2007 Stock Incentive Plan (“2007 Plan”) was approved by the Company’s Board of Directors on July 24, 2007 and by the Company’s stockholders at the Company’s 2007 annual meeting of stockholders held on September 5, 2007. The purpose of the 2007 Plan is to provide an additional incentive in the form of stock options (both incentive and nonqualified stock options), restricted stock and restricted stock units to selected persons providing services to the Company and/or any 50% or greater owned subsidiary of the Company. Awards under the 2007 Plan may be granted singly, in combination, or in tandem. Subject to certain adjustments as provided in the 2007 Plan, a total of 1,000,000 shares of the Company’s common stock are available for distribution pursuant to the 2007 Plan Awards under the 2007 Plan may be granted to employees, directors, consultants or independent contractors. However, only employees of the Company and its subsidiaries will be eligible to receive options that are designated as incentive stock options. The vesting period of stock options, restricted stock or restricted stock units issued are based upon the specifications of each individual award. For the years ended December 31, 2008 and 2007, the Company did not grant any stock option awards.
Restricted Stock Awards
Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The vesting period for restricted stock awards varies depending upon the specific terms of each award, and may vest in as little as 90 days from the date of issuance.
For the year ended December 31, 2008, the Company granted 5,000 shares of restricted stock awards totaling $15,000 to a consultant in return for prior services received and 25,000 shares of restricted stock awards totaling $73,750 to two new employees pursuant to those individuals’ employment agreements. The Company granted 45,150 shares of restricted stock awards totaling $135,450 for the year ended December 31, 2007, of which 1,100 shares totaling $3,300 were forfeited prior to December 31, 2007. For the year ended December 31, 2007, the Company recognized $132,150 in compensation expense relating to 44,050 shares of restricted stock issued and fully vested under the 2007 Plan. All restricted stock awards granted in 2007 were issued at a weighted average grant-date share price of $3.00. At December 31, 2008 and 2007, there was not any unrecognized compensation cost relating to non-vested restricted stock grants.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18 — Income Taxes
The components of income tax provision (benefit) for the years ended December 31, 2008 and 2007 as shown in the consolidated statement of operations are as follows:

	Years Ended December 31,
	2008	2007
Current tax expense/(benefit)
Federal	$(436,835)	$436,569
State	(311,985)	502,517

Total current tax expense/(benefit)	(748,820)	939,086

Deferred tax expense/(benefit)
Federal	(553,280)	725,056
State	(755,485)	(99,863)

Total deferred tax expense/(benefit)	(1,308,765)	625,193

Income tax expense/(benefit)	$(2,057,585)	$1,564,279

The following is a reconciliation of income taxes at the Federal statutory rate to the expense (benefit) from income taxes:

	December 31,
	2008		2007
		Percentage of		Percentage of
		Pre-Tax		Pre-Tax
	Amount	Earnings	Amount	Earnings
Tax at statutory rate of 34%	$(1,563,097)	34.0%	$1,221,725	34.0%
State taxes, net of Federal benefit	(961,394)	20.9%	231,798	6.5%
Change in valuation allowance	434,299	(9.5)%	—	—
Permanent differences	80,363	(1.7)%	91,075	2.5%
Other expense (benefit)	(47,756)	1.1%	19,681	0.5%

Income tax expense (benefit)	$(2,057,585)	44.8%	$1,564,279	43.5%

The tax-effected components of deferred income tax assets and liabilities as of December 31, 2008 and 2007, consisted of the following:

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2008	2007
Deferred tax assets:
Intangible assets	$133,225	$—
Allowance for doubtful accounts	394,530	210,097
Accrued disposal costs	136,335	548,891
Net operating loss carryforwards	1,953,219	769,193
Accrued expenses	41,110	39,054
Other	29,315	58,102

Total deferred tax assets	2,687,734	1,625,337
Less valuation allowance	(861,145)	(426,846)

Net deferred tax asset	1,826,589	1,198,491

Deferred tax liabilities:
Property and equipment basis difference	(5,061,556)	(6,079,497)
Change in accounting method	—	(86,773)
Series B preferred stock difference	(437,522)	—
Customer List basis difference	(43,386)	27,325
Permit basis difference	(880,000)	(880,000)
Other	(25,289)	(109,474)

Total deferred tax liabilities	(6,447,753)	(7,128,419)

Deferred tax asset (liability), net	$(4,621,164)	$(5,929,928)

As of December 31, 2008, the Company has approximately $2,800,000 and $16,600,000 of Federal and State net operating loss carryforwards which begin to expire in 2018 and 2013, respectively. As of December 31, 2007, the Company had approximately $1,300,000 and $5,400,000 of Federal and State net operating loss carryforwards, respectively, which begin to expire in 2018 and 2013, respectively. The net operating loss carryforwards are subject to limitation under Internal Revenue Code Section 382. The Company may be able to utilize additional net operating loss carryforwards obtained from the acquisition of Casie Group in 2007, however the potential amount available cannot be estimated at this time. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has established a valuation allowance against certain portions of the net operating loss carryforwards because it is more likely than not that a portion of the net operating loss carryforwards will not be realized. The increase in the valuation allowances at December 31, 2008 and 2007 was approximately $434,000 and $400,000, respectively.
Effective January 1, 2007, the Company adopted FIN 48. The adoption of FIN 48 had no cumulative effect on the Company’s consolidated financial statements, therefore, no adjustment was recorded to retained earnings upon adoption. The Company had no unrecognized tax benefits as of December 31, 2008 or December 31, 2007. The Company and its subsidiaries file income tax returns in U.S. federal and various state and local jurisdictions.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Various federal, state and local tax returns are subject to audits by tax authorities beginning with the 2003 tax year. It is not expected that the unrecognized tax benefits will significantly change in the next twelve months.
NOTE 19 — Commitments and Contingencies
Collective Bargaining Agreements
At December 31, 2008, Juda had collective bargaining agreements and contracts with two national unions. The collective bargaining agreement with one of the unions expired in May of 2008 and was not renewed. The remaining union agreement outstanding as of December 31, 2008, expires in June of 2009. As of December 31, 2008, Juda had one employee that was covered under the remaining agreement. Expenses incurred under these collective bargaining agreements were approximately $74,000 and $1,653,000 for the years ended December 31, 2008 and 2007, respectively.
Leases
The Company leases facilities, vehicles, and operating equipment under certain non-cancelable operating leases that expire beginning in January 2009 through December 2013.
Minimum future lease payments are as follows:

Twelve months ending December 31,
2009	$1,355,519
2010	1,198,230
2011	449,483
2012	391,914
2013	309,685
Thereafter	—

$3,704,831

The Company incurred rent expense of $1,279,566 and $659,657 for the years ended December 31, 2008 and 2007, respectively.
Government Regulation, State and Local Compliance
The Company is subject to extensive and evolving federal, state and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the Environmental Protection Agency and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. The Company maintains various licenses and permits with these agencies that are subject to periodic renewal, and without these licenses and permits, the Company’s operations would be materially affected. At March 30, 2007, the Casie Group was not in compliance with various state and local requirements which they were in the process of remediating and for which a $624,300 liability was recorded as part of the opening balance sheet. As of December 31, 2008 and 2007, the Company believes it has substantially remediated all prior deficiencies and is in good standing with all state and local jurisdictions.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Employment Agreements
The Company has entered into employment agreements with several of its key executives, officers, and employees, as well as consulting agreements with third parties. These agreements provide for approximately $2.1 million in aggregate annual compensation and various additional bonuses based upon specific criteria payable in both cash and shares of common stock. The term of the employment agreements vary depending on the individual, the longest of which expire in June of 2013. These agreements include employment contracts with the Company’s chief executive officer and chief financial officer for five-year terms, which were entered into on June 1, 2008. Payments under certain of these employment agreements are subject to acceleration clauses and termination provisions in the event of a change in control of the Company or termination without cause as defined by the agreements.
Remaining minimum future payments to key executives, officers, and employees are as follows:

Twelve Months Ending December 31,
2009	$2,062,598
2010	1,940,100
2011	941,308
2012	632,097
2013	291,722

Total	$5,867,825

New Jersey Sales and Use Tax Audit
The State of New Jersey conducted a sales and use tax audit of Casie. The audit covered the period from October 2002 through December 2006, prior to the Company’s acquisition of Casie in March 2007 (see Note 3). The Company estimated the total potential sales and use tax liability, including estimated interest and penalty, to be approximately $0.5 million and established a reserve in this amount. On June 16, 2008, New Jersey offered to settle this matter for the full five years at issue for approximately $265,000, if paid before July 20, 2008. The Company accepted this offer on June 28, 2008 and paid the proposed settlement amount in full.
As a result of the resolution of this liability, the Company would be obligated to issue additional shares to the former owner of Casie for the reduction in the liability amount pursuant to the SPA. As of December 31, 2008, the Company has recorded a liability of approximately $72,000 for the present estimated value of these shares. However, the Company has not issued these shares to the former owner, as the actual amount of shares to be issued, if any, remains subject to the resolution of the remaining Casie Group post-closing liabilities, as provided for in the SPA.
NOTE 20 — Litigation
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
Subsequent to the asset purchase of Soil Disposal, the former employer of the Soil Disposal sales representatives and certain of its affiliates (the “Plaintiff”) filed a complaint against Pure Earth, PEI Disposal Group, Soil Disposal, the Soil Disposal sales representatives individually, the chief financial officer of Pure Earth personally, and other named parties (collectively the “Defendants”). The complaint alleges, among other things, that the Defendants

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
breached certain covenants not to compete and a non-solicitation covenant with respect to customers and employees of the Plaintiff. The complaint also claims that Pure Earth interfered with contractual relations of the Plaintiff and aided and abetted the Soil Disposal sales representatives’ breach of certain fiduciary duties to the Plaintiff, unfair competition by the Defendants, and misappropriation of trade secrets and confidential information. The Plaintiff also applied for a temporary restraining order (“TRO”) to prevent the consummation of the transaction and restrict the subsequent business activities of the Defendants, which was dismissed.
In September 2008, the Plaintiff amended its claim and also moved to compel the Company and the other Defendants to produce additional documents. The Defendants opposed these motions and cross-moved for summary judgment dismissing the case. A hearing was held on the three motions on February 9, 2009. The court took the motions under advisement but indicated that it will likely dismiss all or most of the Plaintiff’s case. The court further advised that it will likely render a written decision on the motions before the next scheduled conference on April 29, 2009. In the meantime, the court, at the Defendants’ request, ordered a stay of all further discovery. The Company, and the other defendants deny liability and are vigorously defending all claims.
On April 17, 2006, a lawsuit was filed in the state of New Jersey, whereby Whitney Contracting, Inc. (“Whitney”), a company from whom the Company acquired certain assets in January 2006, was named as the defendant relating to an alleged breach of a lease agreement. Juda and the former owners of Whitney and Juda were named in the suit as co-defendants. The plaintiff alleged that Juda misrepresented Whitney’s credit worthiness and was unjustly enriched by its use of the leased premises. The plaintiff had sought damages in excess of $1 million dollars for unpaid rent and other claims. In March 2009, without defendants admitting any liability or wrongdoing or acknowledging the validity of any of plaintiff’s allegations, the parties settled this lawsuit for $350,000, of which Juda paid $50,000 and all other defendants but one paid the remaining $300,000. Accordingly, the Company has recorded an accrual for $50,000 relating to this matter as of December 31, 2008.
On January 10, 2008, a lawsuit was filed in the state of New Jersey, whereby the plaintiffs alleged that Pure Earth and certain former employees and current officers of Pure Earth spread false rumors and defamed the plaintiffs in connection with carrying out a waste disposal contract. The plaintiffs are seeking compensatory damages for costs incurred, lost business, punitive damages and attorney’s fees. In January of 2009, the Company agreed to settle this matter for 30,000 shares of Pure Earth common stock and entered into an agreement with the plaintiff whereby Casie Group will accept a specified quantity of soils from the plaintiff at a stated price. Accordingly, the Company has recorded an accrual for the fair value of the stock to be issued in resolution of this matter as of December 31, 2008.
In September of 2007, PE Disposal began transportation and disposal work on a large construction job in New York City to redevelop several city blocks. Beginning in September 2007 and through September 30, 2008, PE Disposal billed a total of $9.2 million to this customer for which it received payments totaling $7.3 million, leaving an outstanding receivable balance of $1.9 million. In addition, PE Disposal also billed an additional $0.9 million in September of 2008 relating to this same job through another one of its major customers, which is also outstanding as of December 31, 2008 and for which PE Disposal has a payment bond in the amount of $0.9 million in place. In August of 2008, the Company was notified by the customers that they were stopping payment due to a dispute over the tonnage of material removed from the construction site. PE Disposal promptly ceased work on the job and filed a mechanics’ lien on the properties in September of 2008. In December of 2008, PE Disposal filed three lawsuits in the Supreme Court for the State of New York, County of New York, against these customers and other lienholders, alleging that approximately $2.8 million in amounts owed to us for transportation and disposal fees, plus applicable interest, have not been paid. PE Disposal is seeking to foreclose on a mechanics’ lien and is alleging breach of contract, unjust enrichment and account stated claims. Certain of the defendants have filed counterclaims against PE Disposal for breach of contract, fraud and willful lien exaggeration, and seek at least $2.0 million in damages in each of the three cases, plus punitive damages and attorneys’ fees in an amount to be proven at trial. Each of these

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
lawsuits is in the discovery stage. The Company believes that these defendants’ counterclaims are without merit and intends to contest each of their counterclaims vigorously.
Due to the inherent uncertainties of litigation, and because these actions are at a preliminary stage, the Company cannot accurately predict the outcome of these matters, except for those which have been settled, at this time. The Company intends to respond appropriately in defending against the alleged claims in each of these matters. The ultimate resolution of these matters could have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows.
During the year ended December 31, 2007, the Company, Juda and the former owners of Juda were named as co-defendants in a lawsuit relating to the pension liability of union truckers. On January 10, 2008, this case was settled in the US District Court for $650,000, plus 10% annual interest, payable over a two year period. All defendants are jointly and severally liable for payment of the suit amount. The former owners of Juda (the “Indemnitors”) have agreed to reimburse Pure Earth for any costs and liabilities incurred as a result of this litigation as well as agreeing to indemnify and hold harmless Pure Earth from and against any claims, suits, causes of action or losses. The Company and the former owners of Juda agreed to settle this liability as follows: i) $250,000 payable upon execution of the settlement agreement, and ii) two consecutive payments of $200,000 each, plus accrued interest, due on or before December 10, 2008 and 2009, respectively. To facilitate this settlement, Pure Earth posted a $400,000 letter of credit to serve as a credit enhancement. Pursuant to a Reimbursement and Indemnity Agreement with the Indemnitors, Pure Earth has the right to offset any amounts owed from the Indemnitors against salary compensation or annual bonuses, which they would otherwise be due from the Company. Pure Earth also required that the Indemnitors pledge 150,000 shares of Pure Earth common stock as collateral for the letter of credit. The pledged shares were deposited into an escrow account that is jointly held by Pure Earth and the Indemnitors. On December 10, 2008, the Company made the payment of $200,000 due on that date, on behalf of the former owners of Juda, and at which time the outstanding letter of credit was reduced to $200,000. The Company also required the Indemnitors to post an additional 125,000 shares of Pure Earth common stock as additional collateral as a result of this payment.
NOTE 21 — Related Party Transactions
The Company pays two related parties for reimbursement of health insurance, administrative services and telephone expenses. These related parties are owned 100% by one of the officers of the Company. At December 31, 2007, the amount due to the related parties was $5,258. For the year ended, December 31, 2007 these related parties billed the Company $78,524. During the year ended December 31, 2008, the transactions between these parties were immaterial.
As part of the Casie Group acquisition, the Company issued a note payable to a former stockholder for a principal amount of $1,000,000 that accrues interest at 6.77% and is payable in the following two installments: $333,333 due December 31, 2009, and the remaining principal balance plus any accrued and unpaid interest on December 31, 2010. As of December 31, 2008, the outstanding balance of this note payable was $983,296. The Company is currently in negotiations with the former stockholder of Casie to settle other outstanding post-closing claims and contingent amounts potentially due to the former stockholder (see Note 3) under the stock purchase agreement, which could affect the amounts due under this note.
As of December 31, 2008, the Company had approximately $0.3 million in due from joint venture, which consists of amounts due to Casie Group from its joint venture, ACR. The $0.3 million reflects the value of goods and services performed and provided by Casie Group to the joint venture, for which Casie Group has not yet been compensated.
The following is a summary of transactions and balances with related parties as of and for the years ended December 31, 2008 and December 31, 2007:

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2008	2007
Due from related party (included in accounts receivable)	$—	$3,291
Due to related parties (included in accounts payable and other current liabilities)	$—	$5,258
Due from joint venture	$342,552	$—
Notes payable to related party (including accrued interest)	$983,296	$1,008,463

Revenue from related party	$—	$—
Cost reimbursement to related parties	$—	$78,524
NOTE 22 — Segment Reporting
The Company and management have organized its operations into the five reportable business segments for the year ended December 31, 2008: Transportation and Disposal, Materials, Environmental Services, Treatment and Recycling and Concrete Fibers. During the year ended December 31, 2007, the Company and management organized its operations into four reportable business segments: Transportation and Disposal, Materials, Environmental Services, and Treatment and Recycling. Certain income and expenses not allocated to the five reportable segments and intersegment eliminations are reported under the heading “Corporate and Other”. The performance of the segments is evaluated on several factors, of which the primary financial measure is net income before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”).
Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2008 and 2007 is shown in the following tables:

				Treatment
As of and for the Year Ended	Transportation		Environmental	and	Concrete	Corporate and
December 31, 2008	and Disposal	Materials	Services	Recycling	Fibers	Other (a), (b)	Total (d)
Third Party Revenues	$32,454,300	$1,826,218	$2,008,337	$24,878,077	$1,571,229	$—	$62,738,161
Intercompany Revenues (b)	305,242	1,068,914	5,239	1,897,384	—	(3,276,779)	—

Total Revenues	32,759,542	2,895,132	2,013,576	26,775,461	1,571,229	(3,276,779)	62,738,161

Third Party Cost of Revenues	22,627,637	3,827,104	1,685,418	22,233,599	1,262,326	—	51,636,084
Intercompany Cost of Revenues	3,069,474	11,158	141,984	54,163	—	(3,276,779)	—

Total Cost of Revenues	25,697,111	3,838,262	1,827,402	22,287,762	1,262,326	(3,276,779)	51,636,084
Gross Profit (Loss)	7,062,431	(943,130)	186,174	4,487,699	308,903	—	11,102,077
Operating Expenses	3,719,205	659,648	519,474	5,571,897	642,804	3,476,383	14,589,411
Income (Loss) from Operations	3,343,226	(1,602,778)	(333,300)	(1,084,198)	(333,901)	(3,476,383)	(3,487,334)
Adjusted EBITDA	4,047,005	(1,282,924)	(261,938)	520,200	(170,674)	(2,523,355)	328,314
Reconciliation to Consolidated Statement of Operations:
Depreciation and Amortization (c)	703,778	319,854	71,362	1,754,656	133,225	44,914	3,027,789
Interest Expense (Income), Net	—	—	5,221	530,261	8,595	1,353,793	1,897,870
Income (Loss) Before Provision for Income Taxes	3,343,227	(1,602,778)	(338,521)	(1,764,717)	(312,494)	(3,922,062)	(4,597,345)
Capital Expenditures (e)	$3,293	$150,638	$347,623	$827,287	$52,353	$51,360	$1,432,554
Total Assets (d)	$10,611,588	$1,300,782	$1,787,476	$27,284,204	$2,014,312	$2,512,273	$45,510,635
Goodwill	—	—	$759,694	—	—	—	$759,964

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our five operating segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, and other administrative functions. It also includes eliminations of intersegment revenues and costs of sales.

(b)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(c)	Includes depreciation and amortization expense classified above as a component of cost of sales and operating expenses.

(d)	The “Consolidated Total Assets” above reflects the elimination of $5,152,431 of the Company’s investment in subsidiaries and intersegment receivables.

(e)	Includes non-cash items and assets acquired through acquisition. Capital expenditures are reported in the Company’s operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

As of and for the Year Ended	Transportation			Treatment and	Corporate and
December 31, 2007	and Disposal	Materials	Environmental	Recycling	Other (f), (g)	Total (i)
Third Party Revenues	$41,025,552	$1,712,150	$1,841,821	$14,819,356	$—	$59,398,879
Intercompany Revenues (g)	8,971,467	601,404	30,545	3,763,989	(13,367,405)	—

Total Revenues	49,997,019	2,313,554	1,872,366	18,583,345	(13,367,405)	59,398,879

Third Party Cost of Revenues	27,910,023	2,336,346	1,410,801	14,492,142	—	46,149,312
Intercompany Cost of Revenues	13,063,412	50,298	239,987	13,708	(13,367,405)	—

Total Cost of Revenues	40,973,435	2,386,644	1,650,788	14,505,850	(13,367,405)	46,149,312
Gross Profit (Loss)	9,023,584	(73,090)	221,578	4,077,495	$—	13,249,567
Operating Expenses	3,525,561	454,253	361,259	2,317,013	2,243,345	8,901,431
Income (Loss) from Operations	5,498,023	(527,343)	(139,681)	1,760,482	(2,243,345)	4,348,136
Adjusted EBITDA	6,425,510	(182,138)	(83,048)	2,917,755	(2,163,564)	6,914,515
Reconciliation to Consolidated Statement of Operations:
Depreciation and Amortization (h)	927,487	345,204	56,633	1,067,405	79,782	2,476,511
Interest Expense (Income), Net	155,443	316	8,737	398,694	281,506	844,695
Income (Loss) Before Provision for Income Taxes	5,342,581	(527,658)	(148,419)	1,451,656	(2,524,851)	3,593,309
Capital Expenditures (j)	$247,779	$90,607	$103,662	$22,967,754	$39,653	$23,449,455
Total Assets (i) (k)	$13,387,977	$1,126,380	$1,442,042	$30,159,762	$2,399,765	$48,515,926
Goodwill	—	—	$759,694	—	—	$759,964

(f)	Corporate operating results reflect the costs incurred for various support services that are not allocated to the four operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, and other administrative functions. It also includes eliminations of intersegment revenues and costs of sales.

(g)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(h)	Includes depreciation expense classified above as a component of cost of sales and operating expenses.

(i)	The “Consolidated Total Assets” above reflects the elimination of $4,924,672 of the Parent’s investment in subsidiaries and intersegment receivables.

(j)	Includes non-cash items and assets acquired through acquisition. Capital expenditures are reported in our operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

(k)	The investment in joint venture of $90,868 is included in the Treatment and Recycling Segment.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 31, 2008 the Company derived approximately $0.5 million of its revenues (all within the Concrete Fibers segment) from customers located outside of the United States. For the year ended December 31, 2007, the Company derived all of its revenues from customers located within the United States. In addition at December 31, 2008 and 2007, all of the Company’s operations and long-lived assets were located in the United States.
NOTE 23 — Subsequent Events
On March 13, 2009, the Company completed an amendment to its $7.5 million revolving line of credit. Certain provisions of this amendment had been effective under a prior letter agreement with the lender since October 21, 2008 (see Note 11). The amendment to the Pure Earth revolving line of credit agreement adds Casie Group and the Company’s other subsidiaries as borrowers, and the accounts receivable and inventory of these entities have become collateral and, to the extent eligible, part of the available borrowing base. As a result, as of March 13, 2009, $2.2 million of borrowing availability was added to the revolving line of credit. Also, the amendment added new financial covenants, including a minimum net income, debt service coverage and minimum availability requirements. The existing tangible net worth covenant and the capital expenditures limitation were also amended.

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
Stock Purchase Agreement, dated as of February 13, 2007, by and among Pure Earth, Inc., Gregory W. Call, Casie Ecology Oil Salvage, inc., MidAtlantic Recycling Technologies, Inc. and Rezultz, Incorporated (1)

2.8.1
First Amendment to Stock Purchase Agreement, dated as of February 28, 2007, by and among Pure Earth, Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc. and Gregory W. Call (1)

2.8.2	*
Second Amendment to Stock Purchase Agreement, dated as of March 26, 2007, by and among Pure Earth, Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc., Rex Mouser and Gregory W. Call (1)

2.8.3
Third Amendment to Stock Purchase Agreement, dated as of May 7, 2007, by and among Pure Earth Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc., Rex Mouser and Gregory W. Call (1)

2.8.4
Fourth Amendment to Stock Purchase Agreement, dated as of August 6, 2007, by and among Pure Earth Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc., Rex Mouser, Brian Horne and Gregory W. Call (1)

2.8.5	*
Letter, dated December 21, 2007, from Pure Earth, Inc. to Gregory W. Call regarding Final Purchase Price with respect to the Stock Purchase Agreement, dated as of February 13, 2007, among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc., Rezultz, Incorporated, Rex Mouser, Brian Horne and Gregory W. Call, as amended (1)

2.8.5	(a)	Letter, dated January 7, 2008, from Pure Earth, Inc. to Gregory W. Call, dated December 21, 2007 (1)
2.8.6
Joinder Agreement, dated March 21, 2007, of Rex Mouser to the Stock Purchase Agreement by and among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc., Rezultz, Incorporated, Rex Mouser, Brian Horne and Gregory W. Call (1)

2.8.7
Joinder Agreement, dated May 30, 2007, of Brian Horne to the Stock Purchase Agreement by and among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc., Rezultz, Incorporated, Rex Mouser and Gregory W. Call (1)

2.9	*
Asset Purchase Agreement, dated November 20, 2007, by and among PEI Disposal Group, Inc., Richard Rivkin, Soil Disposal Group, Inc., Aaron Environmental Group, Inc., Stephen F. Shapiro, Jeffrey Berger and James Case (1)

2.10	*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)
3.1		Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (2) (3)
3.2		Second Amended and Restated Bylaws of Pure Earth, Inc. (2) (3)

Exhibit No.	Description
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen Series B Preferred Stock Certificate (1)
4.3	Form of Common Stock Purchase Warrant issued to DD Growth Premium pursuant to the Securities Purchase Agreement, dated as of June 30, 2006 (1)
4.4	Form of Registration Rights Agreement, dated June 30, 2006, by and between Pure Earth, Inc. and DD Growth Premium (1)
4.5	Form of Common Stock Purchase Warrant issued to Charles Hallinan and Black Creek Capital Corp. pursuant to the Subscription Agreement, dated as of May 22, 2007 (1)
4.6	Debenture Redemption Agreement, dated as of August 17, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.6.1	First Amendment to Debenture Redemption Agreement, dated as of October 2, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.7	Stock Purchase Agreement, dated August 17, 2007, by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc. (1)
4.7.1	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of September 18, 2007, by Kim C. Tucker Living Trust (1)
4.7.2
Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of August 30, 2007, by Brent Kopenhaver and Emilie Kopenhaver (1)

4.7.3	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of August 30, 2007, by Mark Alsentzer (1)
4.7.4	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of September 20, 2007, by Charles Hallinan (1)
4.8	Investment Agreement, dated as of March 4, 2008, among Pure Earth, Inc. and Fidus Mezzanine Capital, L.P. (1)
4.9	Warrant, dated March 4, 2008, to purchase Common Stock of Pure Earth, Inc. issued to Fidus Mezzanine Capital, L.P. (1)
4.10	Registration Rights Agreement, dated as of March 4, 2008, between Pure Earth, Inc. and certain holders (1)
4.11
Securityholders Agreement, dated as of March 4, 2008, by and among Pure Earth, Inc., Brent Kopenhaver, Mark Alsentzer, Fidus Mezzanine Capital, L.P. and holders of the Warrants and Warrant Shares, as defined therein (1)

4.12	Guaranty Agreement, dated as of March 4, 2008, by certain subsidiaries of Pure Earth, Inc. in favor of Fidus Mezzanine Capital, L.P. and any other Investors party thereto (1)
4.13	Investment Agreement, effective June 29, 2008, by and among Pure Earth, Inc., Black Creek Capital Corp. and Charles M. Hallinan (3)
10.1	Employment Agreement, dated as of June 1, 2008, by and between Pure Earth, Inc. and Mark Alsentzer (1)
10.2	Employment Agreement, dated as of June 1, 2008, by and between Pure Earth, Inc. and Brent Kopenhaver (1)
10.3	Pure Earth, Inc. 2007 Stock Incentive Plan (1)
10.4	Form of Restricted Stock Agreement for awards under the Pure Earth, Inc. 2007 Stock Incentive Plan (1)
10.5	Loan and Security Agreement, dated October 5, 2005, by and among Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc., Rezultz, Incorporated, Gregory Call and Parke Bank (1)
10.5.1	Change in Terms Agreement, dated November 2, 2007, between Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc., Rezultz, Incorporated, Gregory Call and Parke Bank (1)

Exhibit No.	Description
10.6
Credit and Security Agreement, dated as of October 24, 2006, between Pure Earth, Inc., South Jersey Development, Inc., American Transportation & Disposal Systems, Ltd., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.6.1
First Amendment to Credit and Security Agreement, dated December 29, 2006, by and between Pure Earth, Inc., South Jersey Development, Inc., American Transportation & Disposal Systems, Ltd., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.6.2
Second Amendment to Credit and Security Agreement and Waiver of Defaults, dated May 16, 2007, by and between Pure Earth, Inc., Pure Earth Transportation and Disposal, Inc., Pure Earth Materials, Inc., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.6.3
Third Amendment to Credit and Security Agreement, dated November 13, 2007, by and between Pure Earth, Inc., Pure Earth Transportation and Disposal, Inc., Pure Earth Materials, Inc., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.6.4
Fourth Amendment to Credit and Security Agreement, effective April 28, 2008, by and between Pure Earth, Inc., Pure Earth Transportation & Disposal, Inc., Pure Earth Materials, Inc., Juda Construction, Ltd. and Wells Fargo Bank, National Association (3)

10.6.5
Fifth Amendment to Credit and Security Agreement, portions effective as of October 21, 2008 and March 13, 2009, by and among Pure Earth, Inc., each of its subsidiaries, and Wells Fargo Bank, National Association

10.7
Sales Representative Agreement, dated November 20, 2007, by and between PEI Disposal Group, Inc., Soil Disposal Group, Inc., Richard Rivkin, Stephen Shapiro, James Case, Jeffrey Berger and Aaron Environmental Group, Inc. (1)

10.8
Form of Confidentiality, Non-Competition and Non-Solicitation Agreement, dated November 20, 2007, by and among Soil Disposal Group, Inc., PEI Disposal Group, Inc., Pure Earth, Inc., any and all subsidiaries of PEI Disposal Group, Inc. and Pure Earth, Inc., and certain employees of Soil Disposal Group, Inc. signatory thereto (1)

10.9	Commercial Lease, dated October 26, 2007, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc. (1)
10.10
Subordinated Promissory Note, dated November 15, 2007, by Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. and Rezultz, Incorporated in the principal amount of $1,000,000 in favor of Gregory W. Call (1)

10.11	Promissory Note, dated November 20, 2007, by PEI Disposal Group, Inc., as maker, in the principal amount of $640,000, in favor of Soil Disposal Group, Inc. (1)
10.12
Promissory Note, dated November 28, 2007, by Pure Earth, Inc., Juda Construction, Ltd. and Pure Earth Materials, Inc., as makers, in the principal amount of $2,265,000, in favor of CoActiv Capital Partners LLC (1)

10.13	Exclusive License, dated April 30, 2008, by and between New Nycon, Inc. and Paul E. Bracegirdle (1)
10.14	Memorandum of Understanding, dated September 25, 2008, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc., amending Commercial Lease dated October 26, 2007 (4)
10.15	Term Loan Agreement, dated November 12, 2008, by and among Casie Group and Susquehanna Bank
10.16	Guaranty, dated November 12, 2008, of Pure Earth, Inc. in favor of Susquehanna Bank
10.17.1	ISDA® Master Agreement, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. and Rezultz, Incorporated
10.17.2	Schedule to the Master Agreement, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. and Rezultz, Incorporated
10.17.3	Confirmation, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. and Rezultz, Incorporated
21.1	Subsidiaries of the Registrant

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

(1)	Previously filed as an exhibit to our registration statement on Form 10 (File No. 0-53287), as filed with the SEC on June 20, 2008.

(2)	Included is the revised version of this exhibit, redlined to show the new amendments. The redlined version is being provided pursuant to SEC staff Compliance & Disclosure Interpretation 246.01.

(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

(4)	Previously filed as an exhibit to Post-Effective Amendment No. 2 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on November 4, 2008.

E-4