Form 10-Q
period 2009-03-31
Pure Earth, Inc.
filed 2009-05-15
CIK 1436351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,426,799 shares of Common Stock, $.001 par value, as of May 10, 2009.

PURE EARTH, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009
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

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE EARTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$528,774	$900,744
Accounts receivable, less allowance for doubtful accounts of $997,645 and $986,324	10,907,498	11,034,564
Restricted cash	461,103	813,164
Due from joint venture	473,295	342,552
Inventories	634,482	538,943
Prepaid expenses	613,478	798,629
Other current assets	1,296,865	1,069,892
Deferred income tax asset	306,073	306,073

Total Current Assets	15,221,568	15,804,561

PROPERTY AND EQUIPMENT
Land	1,085,940	1,085,940
Buildings and improvements	7,125,309	7,125,309
Leasehold improvements	211,875	211,875
Machinery and equipment	8,100,926	8,078,035
Trucks and automobiles	1,922,246	1,922,246
Office furniture, fixtures and computer software	334,380	323,160

	18,780,676	18,746,565

Less: accumulated depreciation and amortization	(5,033,429)	(4,435,569)

Property and Equipment, Net	13,747,247	14,310,996

OTHER ASSETS
Deposits and other assets	839,301	923,335
Deferred financing costs, net of accumulated amortization of $284,108 and $199,663	738,544	747,989
Goodwill	759,694	759,694
Permits	2,200,000	2,200,000
Other intangible assets, net of accumulated amortization	3,454,261	3,587,210
Idle machinery	7,176,850	7,176,850

Total Other Assets	15,168,650	15,395,078

TOTAL ASSETS	$44,137,465	$45,510,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2009	December 31, 2008
	(Unaudited)

CURRENT LIABILITIES
Line of credit	$1,081,076	$407,822
Notes payable	—	25,068
Note payable — related party	333,000	333,000
Current portion of long-term debt	1,590,663	1,556,494
Accounts payable	5,009,763	5,615,708
Accrued expenses	1,213,137	907,428
Accrued payroll and payroll taxes	403,797	297,039
Other current liabilities	1,131,423	1,323,452
Accrued disposal costs	121,338	262,815

Total Current Liabilities	10,884,197	10,728,826

LONG-TERM LIABILITIES
Long-term debt, net of current portion	8,020,067	8,426,740
Mandatorily redeemable Series B preferred stock, $.001 par value; authorized 20,000 shares; issued and outstanding 6,300 and 6,300 shares	4,581,926	4,447,437
Note payable — related party	667,033	650,296
Accrued disposal costs	269,310	78,023
Contingent consideration	2,683,991	2,683,991
Warrants with contingent redemption provisions	1,112,164	1,112,164
Deferred income taxes	3,391,193	4,047,236
Deferred income taxes — permits	880,000	880,000

Total Long-Term Liabilities	21,605,684	22,325,887

TOTAL LIABILITIES	32,489,881	33,054,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding 17,626,799 and 17,626,799 shares	17,627	17,627
Additional paid-in capital	13,803,474	13,803,474
Accumulated deficit	(2,173,517)	(1,365,179)

TOTAL STOCKHOLDERS’ EQUITY	11,647,584	12,455,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,137,465	$45,510,635

The accompanying notes are an integral part of these condensed consolidated financial statements.
..

PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

REVENUES	$12,067,145	$14,616,556

COST OF REVENUES (including depreciation and amortization expense of $574,260 and $627,683 for the three months ended March 31, 2009 and 2008)	9,791,058	12,359,320

GROSS PROFIT	2,276,087	2,257,236

OPERATING EXPENSES
Salaries and related expenses	1,442,379	1,247,677
Occupancy and other office expenses	268,667	291,970
Professional fees	560,812	506,197
Other operating expenses	373,359	502,283
Insurance	247,980	242,575
Depreciation and amortization	157,450	116,434
Gain on sale of equipment	—	(252,942)

TOTAL OPERATING EXPENSES	3,050,647	2,654,194

LOSS FROM OPERATIONS	(774,560)	(396,958)

OTHER INCOME (EXPENSES)
Interest income	6,708	14,564
Interest expense	(576,678)	(331,328)
Loss from equity investment	(103,597)	—
Other income (loss)	(16,254)	15,173

TOTAL OTHER INCOME (EXPENSES)	(689,821)	(301,591)

LOSS BEFORE INCOME TAXES	(1,464,381)	(698,549)

BENEFIT FROM INCOME TAXES	(656,043)	(289,808)

NET LOSS	(808,338)	(408,741)

Less: preferred stock dividends	—	25,000

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS	$(808,338)	$(433,741)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.05)	$(0.03)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and Diluted	17,626,799	17,223,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(808,338)	$(408,741)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	598,761	637,160
Other intangible assets amortization	132,949	85,542
Deferred financing cost amortization	84,445	21,415
Interest expense for accretion of warrant and debt discount	69,386	18,069
Interest expense for Series B preferred stock payment-in-kind	65,104	—
Provision for doubtful accounts	11,321	41,647
Gain on sale of property and equipment	—	(252,942)
Change in fair value of derivatives and other assets and liabilities measured at fair value	16,254	—
Restricted stock grant	—	15,000
Deferred income taxes	(656,043)	—
Changes in operating assets and liabilities
Accounts receivable	115,745	1,998,895
Inventories	(95,539)	38,587
Prepaid expenses and other current assets	(41,822)	23,121
Deposits and other assets	84,035	(39,397)
Restricted Cash	352,061	—
Accounts payable	(605,945)	(267,835)
Accrued expenses and other current liabilities	219,534	(1,310,446)
Accrued disposal costs	49,809	(277,759)
Due from affiliates	(130,743)	—
Income taxes payable	—	(1,024,603)

TOTAL ADJUSTMENTS	269,312	(293,546)

NET CASH USED IN OPERATING ACTIVITIES	(539,026)	(702,287)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for pending acquisitions	—	(321,761)
Acquisitions of property and equipment	(34,111)	(354,254)
Proceeds from sale of equipment	—	555,041

NET CASH USED IN INVESTING ACTIVITIES	(34,111)	(120,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of (advances for) related party loans	16,737	(63,741)
Net borrowings on line of credit	673,254	84,422
Repayment of notes payable	(25,068)	(277,601)
Repayment of long-term debt	(388,756)	(611,880)
Financing fees incurred	(75,000)	(510,123)
Private placements of common and preferred stock	—	6,300,000
Dividends paid on Series A preferred stock	—	(50,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	201,167	4,871,077

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(371,970)	4,047,816

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	900,744	1,885,014

CASH AND CASH EQUIVALENTS — END OF PERIOD	$528,774	$5,932,830

SUPPLEMENTARY INFORMATION
Cash paid during the periods for:
Interest	$351,377	$272,872
Income taxes	$11,900	$941,439

Non-cash investing and financing activities:
Property and equipment financed with debt	$—	$52,800
The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — Business Operations and Consolidation
The accompanying condensed consolidated financial statements include the accounts of Pure Earth, Inc. (“Pure Earth”) and its wholly owned subsidiaries, Pure Earth Transportation & Disposal, Inc. (“PE Transportation and Disposal”); Juda Construction, Ltd. (“Juda”); PEI Disposal Group, Inc. (“PEI Disposal Group”); Casie Ecology Oil Salvage, Inc. (“Casie”); Rezultz, Incorporated (“Rezultz”); MidAtlantic Recycling Technologies, Inc. (“MART”); Pure Earth Energy Resources, Inc. (“PEER”); Pure Earth Environmental, Inc. (“PE Environmental”); Bio Methods LLC (“BioMethods”); Geo Methods, LLC (“GeoMethods”); Echo Lake Brownfield, LLC (“Echo Lake”); HFH Acquisition Corp. (“HFH”); Pure Earth Materials, Inc. (“PE Materials”); Pure Earth Materials (NJ) Inc. (“PE Materials NJ”); and New Nycon, Inc. (“New Nycon”). Casie, Rezultz and MART are also collectively referred to as “Casie Group,” and Pure Earth and its subsidiaries, taken together as a whole, are collectively referred to as the “Company”. All significant intercompany accounts and transactions have been eliminated.
The Company’s reportable segments are strategic business units that offer environmental services within the Company’s continuum of environmental strategies. With respect to the three months ended March 31, 2009, the Company had five reportable segments: Transportation and Disposal, Treatment and Recycling, Environmental Services, Materials and Concrete Fibers. With respect to the three months ended March 31, 2008, the Company had four reportable segments: Transportation and Disposal, Treatment and Recycling, Environmental Services and Materials. The Concrete Fibers segment was formed effective on April 1, 2008 with the acquisition of Nycon, Inc. (Note 3).
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
These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the condensed consolidated financial statements and to make them not misleading. The interim operating results for the three months ended March 31, 2009 and March 31, 2008 are not necessarily indicative of operating results expected for the full year. For further information refer to the Company’s consolidated financial statements and footnotes thereto as of December 31, 2008 and 2007 and for the years then ended contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Commission on March 31, 2009.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Critical accounting policies requiring the use of estimates are allowance for doubtful accounts, depreciation and amortization, impairment testing for intangible assets, goodwill and idle machinery, accrued disposal costs, deferred revenue, inventories, assets and liabilities accounted for at fair value, the valuation of stock based compensation, the Company’s mandatorily redeemable Series B preferred stock (the “Series B Preferred Stock”) and warrants to purchase common stock.
Inventories
Inventories are valued at the lower of cost or market by the weighted average cost method and are comprised of crushed rock, recycled oil, and concrete fibers which are considered finished products. The value of the inventories as of March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
	(unaudited)
Recycled oil	$259,470	$248,151
Crushed rock	182,398	64,500
Concrete fiber	192,614	226,292

Totals	$634,482	$538,943

Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and excludes any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive securities outstanding during each period that were outstanding during the period but does not include such securities if their effect would be anti-dilutive, in accordance with SFAS No. 128, “Earnings per Share.”
The Company’s computation of diluted EPS excludes 20,000 shares of Series A redeemable convertible preferred stock for the three months ended March 31, 2008 (which shares were not outstanding at December 31, 2008) since its effect was anti-dilutive due to the Company’s net loss. Additionally, 1,091,818 common stock purchase warrants were excluded from the determination of diluted EPS for three months ended March 31, 2009 and 2008 as their effect is also anti-dilutive.
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
Derivative Instruments. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has applied the additional disclosure requirements to its derivative activities for periods beginning on or after January 1, 2009.
Hierarchy of GAAP. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP Hierarchy”). Currently, the GAAP Hierarchy is provided in the American Institute of Certified Public Accountants’ U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.
Intangible Assets. In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles (“GAAP”). FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The adoption of FSP FAS 142-3 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.
Convertible Debt Instruments. In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively to all periods presented, with certain exceptions. Early adoption is not permitted. The Company does not currently have any convertible debt outstanding and therefore the adoption of FSP APB 14-1 did not have any impact on its consolidated financial statements, however it may impact the accounting for future debt issuances.

Instruments Indexed to Stock. In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. The adoption of EITF 07-5 did not have an impact on the Company’s consolidated financial statements as it does not currently have any instruments outstanding with these features, however it may impact the accounting for the issuance of future warrants or other instruments indexed to the Company’s common stock.
Conforming Changes to EITF 98-5. In June 2008, the FASB ratified the consensus reached on June 12, 2008 by the EITF on EITF 08-4, “Transition Guidance for Conforming Changes to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 08-4”). The conforming changes to EITF 98-5 resulting from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The effect, if any, of applying the conforming changes shall be presented retrospectively and the cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings of the first period presented. The adoption of EITF 08-4 did not have any impact on the Company’s consolidated financial statements as the Company’s application of EITF 00-27 is consistent with the guidance of this issue.
Share Based Payments. On June 16, 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform with the provisions of FSP No. EITF 03-6-1. The adoption of FSP EITF 03-6-1 did not have any impact on the Company’s consolidated financial statements as there were no unvested share-based payment awards outstanding.
Postretirement Plans. In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not currently maintain a defined benefit plan or postretirement plan and therefore the adoption of FSP132(R)-1 is not expected to have an impact on the consolidated financial statements.
Impairment. In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2). FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not currently have any outstanding debt securities, therefore FSP 115-2 and 124-2 is not expected to have an impact on the consolidated financial statements.

Fair Value. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements For Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by FSP 157-1 and FSP 157-2) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated financial position or results of operations. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived assets groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS 157 have been applied to fair value measurements prospectively beginning January 1, 2009, and did not have a material impact on the Company’s consolidated financial position or results of operations.
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
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is evaluating the impact of FSP 157-4 on its consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements. FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. The Company is currently evaluating the impact of this FSP on its consolidated financial statements.
The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three months ended March 31, 2009 and the year ended December 31, 2008, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.
NOTE 3 — Nycon Acquisition and Pro Forma Results
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

The unaudited pro forma information presented below assumes that the acquisition of Nycon was consummated as of January 1, 2008. These pro forma results are not necessarily indicative of the results of operations that would have resulted had the acquisitions actually been completed at the beginning of the applicable periods presented, nor is it necessarily indicative of the results of operations in future periods.

For the Three Months Ended
March 31, 2008
(unaudited)
Pro Forma
Combined (a) (b) (c) (d)
Revenue	$14,882,669

Loss from operations	$(593,279)

Loss before income tax benefit	$(864,946)

Net loss	$(506,083)

Per common share data
Net loss from operations — Basic and Diluted	$(0.03)

Weighted Average Shares
Basic and Diluted	17,248,021

(a)	Historical information includes the operating results of Pure Earth for the three months ended March 31, 2008.

(b)	Pro forma information and the pro forma adjustments include the operating results of Nycon for the three months ended March 31, 2008.

(c)	There were no pro forma adjustments to be presented for the three months ended March 31, 2009, as the historical information includes the operating results of Nycon for this period.

(d)	The pro forma adjustments consist of additional depreciation and amortization expense in relation to the step-up in basis of the property and equipment and intangible assets of Nycon and the corresponding adjustments to the income tax benefit.
NOTE 4 — Concentrations of Credit Risk
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
Credit risk with respects to accounts receivable was concentrated with four customers at March 31, 2009. These customers accounted for approximately $5,150,643 (47%) of the accounts receivable at March 31, 2009. The Company performs ongoing credit evaluations of its customers’ financial condition and if necessary would require collateral to mitigate its credit risk. Two customers accounted for $3,559,156 (30%) of its revenue during the three months ended March 31, 2009. These revenues were reported as a component of the Treatment and Recycling segment revenues. Three customers accounted for $4,644,053 (32%) of the Company’s revenue during the three months ended March 31, 2008, respectively. These revenues were reported as a component of the Transportation and Disposal segment revenues. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations. The breakdown of revenue between these customers was as follows:

	Three Months		Three Months
	Ended March 31,	Percentage	Ended March 31,	Percentage
	2009	of Revenue	2008	of Revenue
Customer A	$—	—	$2,203,451	15%
Customer B	—	—	1,447,446	10%
Customer C	—	—	993,456	7%
Customer D	2,030,992	17%	—	—
Customer E	1,528,164	13%	—	—

Total	$3,559,156	30%	$4,644,053	32%

NOTE 5 — Intangible Assets
Below is a summary of intangible assets at March 31, 2009 and December 31, 2008:

	Balance as of March 31, 2009 (Unaudited)			Balance as of December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Finite Lives:
Customer lists	$2,117,552	$(549,454)	$1,568,098	$2,117,552	$(490,683)	$1,626,869
Other intangible assets	2,273,001	(386,838)	1,886,163	2,273,001	(312,660)	1,960,341

	4,390,553	(936,292)	3,454,261	4,390,553	(803,343)	3,587,210

Infinite Lives:
Permits	2,200,000	—	2,200,000	2,200,000	—	2,200,000

Total	$6,590,553	$(936,292)	$5,654,261	$6,590,553	$(803,343)	$5,787,210

Amortization expense of intangible assets was $132,949 and $85,542 for the three months ended March 31, 2009 and 2008.
Expected future amortization expense for amortizable intangible assets with finite lives is as follows for periods subsequent to March 31, 2009:

Twelve Months Ending March 31,
2010	$531,797
2011	531,797
2012	531,797
2013	464,647
2014	330,346
Thereafter	1,063,877

$3,454,261

NOTE 6 — Line of Credit
The Company has a $7,500,000 line of credit with a bank expiring on October 23, 2009. The line of credit is used to fund working capital needs. Effective as of October 21, 2008, the line of credit bears interest at the bank’s prime rate, subject to a minimum of 5%, plus 2.75% (7.75% at March 31, 2009) and outstanding borrowings are collateralized by eligible accounts receivable and inventories as defined in the agreement. Outstanding borrowings on the line were $1,081,076 at March 31, 2009 and $407,822 at December 31, 2008. These borrowings were collateralized by $5,583,113 and $3,349,812 of eligible trade accounts receivable as of March 31, 2009 and December 31, 2008, respectively. This line of credit is subject to a borrowing base limitation, outstanding letters of credit and loan reserves. As of March 31, 2009, the borrowing base limitation was approximately $4.7 million and the Company had aggregate required loan reserves and letters of credit of $1.7 million.

On March 13, 2009, the Company completed an amendment of this revolving line of credit. Certain provisions of this amendment had been effective under a prior letter agreement with the lender since October 21, 2008. The amendment to the Pure Earth revolving line of credit agreement adds Casie Group and the Company’s other subsidiaries as borrowers, and the accounts receivable and inventory of these entities have become collateral and, to the extent eligible, part of the available borrowing base. As a result, as of March 13, 2009, $2.2 million of borrowing availability was added to the revolving line of credit. The Company incurred costs of approximately $376,000 in relation to the establishment of this line of credit and subsequent amendments thereto. The Company recorded these fees as deferred financing costs to be amortized over the term of the financing or expensed immediately upon extinguishment.
Under the line of credit agreement, the Company is subject to financial covenants requiring the maintenance of certain financial ratios relating to tangible net worth and capital expenditures, as well as certain other customary affirmative and negative non-financial covenants. These financial covenants were amended on March 13, 2009, resulting in additional financial covenants, including a minimum net income, debt service coverage and minimum availability requirements. The minimum net income and debt service coverage covenants go into effect beginning with the quarter ending June 30, 2009. The existing tangible net worth covenant and the capital expenditures limitation were also amended. As of March 31, 2009, the Company was in compliance with all of the covenants and restrictions under this line of credit agreement.
Under the line of credit agreement, an event of default is deemed to occur if, among other things, the current chief executive officer or chief financial officer ceases to actively manage the Company’s day-to-day business activities. If an event of default were to occur, the lender could take any and all such actions permitted by the line of credit agreement, including, without limitation, declaring all amounts owed to it under the loan documents immediately due and payable and taking possession of any collateral that secures the line of credit.
NOTE 7 — Long-Term Debt and Notes Payable
At March 31, 2009 and December 31, 2008, long-term debt consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Casie Group term loan	$7,710,222	$7,927,349
Equipment term loan	1,482,975	1,603,204
Various equipment notes payable	44,849	50,062
Casie Group notes payable	297,684	327,619
Nycon assumed liabilities	75,000	75,000

Total	9,610,730	9,983,234
Less current portion	(1,590,663)	(1,556,494)

Long-term portion	$8,020,067	$8,426,740

Future maturities of long-term debt at March 31, 2009 are as follows:

Twelve Months Ending March 31,
2010	$1,590,663
2011	1,766,904
2012	1,595,845
2013	1,197,867
2014	1,231,409
Thereafter	2,228,042

$9,610,730

NOTE 8 — Officer Loans and Related Party Transactions
As of March 31, 2009, the Company had a note payable to an officer at Casie Group in the principal amount of $1,000,033. This officer was a former owner of Casie Group prior its acquisition. The note payable bears interest at 6.77% per annum and is subject to repayment, including accrued interest, based upon the following schedule:

Twelve Months Ending March 31,

2010	333,000
2011	667,033

$1,000,033

Under the stock purchase agreement, the Company must repay $333,000 of the principal on December 31, 2009, with the remainder of principal and all accrued but unpaid interest due and payable on December 31, 2010, subject to approval by its lender. The Company is currently in negotiations with the former owner of Casie Group to settle other outstanding post-closing claims and contingent amounts potentially due from the former owner in excess of the amount outstanding on this note payable, which could ultimately affect the amounts due under this note payable.
As of March 31, 2009, the Company had approximately $0.5 million in due from affiliates, which consists of amounts due from Casie Group to a joint venture, Advanced Catalyst Recycling LLC (“ACR”), in which it owns a non-controlling 50% interest. The $0.5 million reflects the value of goods and services performed and provided by Casie Group to the joint venture, for which Casie Group has not yet been compensated.
NOTE 9 — Fair Value Measurements
Effective January 1, 2008, the Company adopted SFAS 157, which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). SFAS 157 establishes a three-level hierarchy for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based upon the lowest level input that is significant to the measurement in its entirety.
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

The outstanding derivative is recorded on the consolidated balance sheets at its fair value as a liability at March 31, 2009. Because the Company’s derivative is not listed on an exchange, the Company values this instrument using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.
In connection with the Susquehanna refinancing and entering into the interest-rate swap described above, the Company elected to measure the Susquehanna term loan at fair value, pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which was adopted concurrently with this transaction. SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value. The Company’s election was made specifically for this liability and was not elected for the Company’s other debt instruments or liabilities. The Company’s fair value election for the Susquehanna term loan is intended to better reflect the underlying economics of the term loan and its relationship to the corresponding interest-rate swap and allows the Company to record any change in fair value of this liability as a gain or loss within the Company’s consolidated statement of operations, along with gains or losses resulting from changes in fair value of the interest rate swap. Because the Company’s debt is not listed on a public exchange, the Company values this liability using an internal valuation model with significant pricing inputs that are not fully observable in the marketplace.
Assets and liabilities measured at fair value on a recurring basis or elected to be measured at fair value under SFAS 159 include the following as of March 31, 2009:

	Fair Value Measurements Using:			Assets / Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets:
	—	—	—	—
Liabilities:
Interest-rate swaps	—	$445,317	—	$445,317
Susquehanna term loan	—	—	7,264,905	7,264,905
During the three months ended March 31, 2009, the Company recorded income of $21,579 as a result of changes in the fair value its outstanding interest-rate swap, and a loss of $37,833 as a result of changes in the fair value of the Susquehanna term loan. These gains and losses were recorded as components of other income within the condensed Consolidated Statement of Operations.
NOTE 10 — Income Taxes
For the three months ended March 31, 2009 the Company recognized an income tax benefit of $656,043 based upon an effective tax rate of 44.8%. The Company’s deferred income tax liabilities decreased by $656,043 from December 31, 2008 to March 31, 2009 as a result of the additional net operating losses, which will offset these future income tax liabilities. The Company recognized an income tax benefit of $289,808 for the three months ended March 31, 2008, which was based upon an effective tax rate of approximately 41.5%. The increase in the Company’s effective tax rate from 41.5 % for the three months ended March 31, 2008, to 44.8% for the three months ended March 31, 2009, is primarily the result of an estimated pre-tax loss for the 2009 reporting year, as compared to estimated pre-tax income for the 2008 reporting year.

NOTE 11 — Commitments and Contingencies
Collective Bargaining Agreements
At March 31, 2009, Juda had a collective bargaining agreement and contract with a national union. This union agreement outstanding as of March 31, 2009, expires in June of 2009, at which time the Company does not plan to renew the agreement. As of March 31, 2009, Juda had one employee that was covered under the union agreement. At March 31, 2008, Juda had an additional union agreement, which expired in May of 2008 and was not renewed. Expenses incurred under these collective bargaining agreements were approximately $15,000 and $28,000 for the three months ended March 31, 2009 and 2008, respectively.
Leases
The Company leases facilities, vehicles, and operating equipment under certain non-cancelable operating leases that expire beginning in April 2009 through December 2013.
Minimum future lease payments are as follows:

Twelve Months Ending March 31,
2010	$1,440,798
2011	997,944
2012	469,435
2013	339,947
2014	6,804
Thereafter	—

$3,254,928

The Company incurred rent expense of approximately $383,000 and $311,000 for the three months ended March 31, 2009 and 2008, respectively.
Government Regulation, State and Local Compliance
The Company is subject to extensive and evolving federal, state and local environmental, health, safety and transportation laws and regulation. These laws and regulations are administered by the Environmental Protection Agency and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. The Company maintains various licenses and permits with these agencies that are subject to periodic renewal, and without these licenses and permits, the Company’s operations would be materially affected. At March 30, 2007, the Casie Group was not in compliance with various state and local requirements which they were in the process of remediating and for which a $624,300 liability was recorded as part of the opening balance sheet. As of March 31, 2009, the Company believes it has substantially remediated all prior deficiencies and is in good standing with all state and local jurisdictions.
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

Remaining minimum future payments to key executives, officers, and employees are as follows:

Twelve Months Ending March 31,
2010	2,004,400
2011	1,689,899
2012	832,862
2013	576,520
2014	145,861

$5,249,542

NOTE 12 — Litigation
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
In September 2008, the Plaintiff amended its claim and also moved to compel the Company and the other Defendants to produce additional documents. The Defendants opposed these motions and cross-moved for summary judgment dismissing the case. On April 15, 2009, the court referred the case to an alternative dispute resolution program for a 45-day period during which time the parties will attempt to resolve the case. In the meantime the court, at the Defendants’ request, ordered a stay of all further discovery. In the event that the proceedings from the alternative dispute resolution program fail to resolve this case, the parties will appear for a scheduled conference on June 10, 2009. The Company and the other defendants deny liability and are vigorously defending all claims.
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
On January 10, 2008, a lawsuit was filed in the state of New Jersey, whereby the plaintiffs alleged that Pure Earth and certain former employees and current officers of Pure Earth spread false rumors and defamed the plaintiffs in connection with carrying out a waste disposal contract. The plaintiffs are seeking compensatory damages for costs incurred, lost business, punitive damages and attorney’s fees. On March 16, 2009, the Company agreed to settle this matter for 30,000 shares of Pure Earth common stock and entered into an agreement with the plaintiff whereby Casie Group will accept a specified quantity of soils from the plaintiff at a stated price. Accordingly, the Company has recorded an accrual for the fair value of the stock to be issued in resolution of this matter as of March 31, 2009; however, these shares were not issued during the three months ended March 31, 2009.

In September of 2007, PE Disposal began transportation and disposal work on a large construction job in New York City to redevelop several city blocks. Beginning in September 2007 and through September 30, 2008, PE Disposal billed a total of $9.2 million to this customer for which it received payments totaling $7.3 million, leaving an outstanding receivable balance of $1.9 million. In addition, PE Disposal also billed an additional $0.9 million in September of 2008 relating to this same job through another one of its major customers, which is also outstanding as of March 31, 2009 and for which PE Disposal has a payment bond in the amount of $0.9 million in place. In August of 2008, the Company was notified by the customers that they were stopping payment due to a dispute over the tonnage of material removed from the construction site. PE Disposal promptly ceased work on the job and filed a mechanics’ lien on the properties in September of 2008. In December of 2008, PE Disposal filed three lawsuits in the Supreme Court for the State of New York, County of New York, against these customers and other lien holders, alleging that approximately $2.8 million in amounts owed to us for transportation and disposal fees, plus applicable interest, have not been paid. PE Disposal is seeking to foreclose on a mechanics’ lien and is alleging breach of contract, unjust enrichment and account stated claims. Certain of the defendants have filed counterclaims against PE Disposal for breach of contract, fraud and willful lien exaggeration, and seek at least $2.0 million in damages in each of the three cases, plus punitive damages and attorneys’ fees in an amount to be proven at trial. Each of these lawsuits is in the discovery stage. The Company believes that these defendants’ counterclaims are without merit and intends to contest each of their counterclaims vigorously.
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
On April 20, 2009, the Company retired 200,000 shares of its outstanding common stock, which were previously pledged as collateral for reimbursement of the $200,000 payment made by the Company on behalf of the former owners of Juda for the settlement of the pension liability lawsuit for union truckers, as described above. Subsequent to the retirement of these shares the Company has 75,000 shares of its common stock remaining as collateral from the former owners of Juda which were pledged against any future remaining liabilities.

NOTE 13 — Segment Reporting
During the three months ended March 31, 2009, the Company and management have organized its operations into five reportable business segments: Transportation and Disposal, Materials, Environmental Services, Treatment and Recycling and Concrete Fibers. During the three months ended March 31, 2008, the Company and management organized its operations into four reportable business segments: Transportation and Disposal, Materials, Environmental Services, and Treatment and Recycling. Certain income and expenses not allocated to the five reportable segments and intersegment eliminations are reported under the heading “Corporate and Other”. The performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”).
Summarized financial information concerning our reportable segments for the three months ended March 31, 2009 is shown in the following table:

Three Months Ended	Transportation		Environmental	Treatment and	Concrete	Corporate and
March 31, 2009	and Disposal	Materials	Services	Recycling	Fibers	Other (a), (b)	Total (d)
Third Party Revenues	$4,538,999	$605,918	$247,713	$6,366,000	$308,515	$—	$12,067,145
Intercompany Revenues (b)	—	204,579	—	263,294	—	(467,873)	—

Total Revenues	4,538,999	810,497	247,713	6,629,294	308,515	(467,873)	12,067,145

Third Party Cost of Revenues	3,273,414	672,469	208,027	5,386,440	250,708	—	9,791,058
Intercompany Cost of Revenues	466,742	—	1,131	—	—	(467,873)	—

Total Cost of Revenues	3,740,156	672,469	209,158	5,386,440	250,708	(467,873)	9,791,058

Gross Profit Margin	798,843	138,028	38,555	1,242,854	57,807	—	2,276,087

Operating Expenses	725,352	113,968	119,563	982,850	242,636	866,278	3,050,647

Income (Loss) from Operations	$73,491	$24,060	$(81,008)	$260,004	$(184,829)	$(866,278)	$(774,560)

Adjusted EBITDA	$242,889	$67,723	$(63,988)	$585,017	$(139,711)	$(854,630)	$(162,700)

Reconciliation to Consolidated Statement of Operations:

Depreciation and Amortization (c)	169,398	43,663	17,020	444,862	45,119	11,648	731,710

Interest Expense (Income)	—	—	1,040	137,590	442	430,898	569,970
Income (Loss) before Provision for Income Taxes	73,491	24,060	(82,048)	2,565	(185,272)	(1,297,177)	(1,464,381)

Capital Expenditures (e)	$—	$22,891	$—	$—	$11,220	$—	$34,111
Total Assets	$9,572,640	$1,461,406	$1,716,508	$27,034,343	$1,944,938	$2,407,630	$44,137,465
Goodwill	$—	$—	$759,694	$—	$—	$—	$759,694

(a)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our five operating segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, and other administrative functions. It also includes eliminations of intersegment revenues and costs of sales.

(b)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(c)	Includes depreciation and amortization expense classified above as a component of cost of sales and operating expenses.

(d)	The “Consolidated Total Assets” above reflects the elimination of $5,029,775 of the Company’s investment in subsidiaries and intersegment receivables.

(e)	Includes non-cash items and assets acquired through acquisition. Capital expenditures are reported in the Company’s operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

Summarized financial information concerning our reportable segments for the three months ended March 31, 2008 is shown in the following table:

						Corporate
Three Months Ended	Transportation		Environmental	Treatment and	Concrete	and Other
March 31, 2008	and Disposal	Materials	Services	Recycling	Fibers	(f), (g)	Total (i)
Third Party Revenues	$7,214,023	$402,648	$807,159	$6,192,726	$—	$—	$14,616,556
Intercompany Revenues (f)	278,072	488,219	5,239	322,336	—	(1,093,866)	—

Total Revenues	7,492,095	890,867	812,398	6,515,062	—	(1,093,866)	14,616,556

Third Party Cost of Revenues	4,589,552	1,127,655	598,605	6,043,508	—	—	12,359,320
Intercompany Cost of Revenues	970,717	11,159	104,990	7,000	—	(1,093,866)	—

Total Cost of Revenues	5,560,269	1,138,814	703,595	6,050,508	—	(1,093,866)	12,359,320

Gross Profit (Loss) Margin	1,931,826	(247,946)	108,802	464,554	—	—	2,257,236

Operating Expenses	562,399	179,593	135,624	891,397	—	885,180	2,654,194

Income (Loss) from Operations	$1,369,427	$(427,539)	$(26,822)	$(426,843)	—	$(885,180)	$(396,958)

Adjusted EBITDA	$1,555,774	$(340,521)	$(9,981)	$11,349	—	$(854,288)	$362,332

Reconciliation to Consolidated Statement of Operations:

Depreciation and Amortization (h)	186,347	87,017	16,841	423,020	—	30,892	744,117
Interest Expense (Income)	—	—	1,746	121,791	—	193,228	316,764

Income (Loss) before Provision for Income Taxes	$1,369,427	$(427,538)	$(28,568)	$(533,462)	—	$(1,078,408)	$(698,549)

Capital Expenditures (j)	$847	$90,008	$341,940	$208,833	$—	$48,422	$690,050

Total Assets (i)	$10,823,196	$1,660,194	$2,236,487	$29,480,340	$—	$6,800,649	$51,000,686

Goodwill	$—	$—	$759,964	$—	$—	$—	$759,964

(f)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our four operating segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, and other administrative functions. It also includes eliminations of intersegment revenues and costs of sales.

(g)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(h)	Includes depreciation and amortization expense classified above as a component of cost of revenues and operating expenses.

(i)	The “Consolidated Total Assets” above reflects the elimination of $4,888,271 of the Company’s investment in subsidiaries and intersegment receivables.

(j)	Includes non-cash items and assets acquired through acquisition. Capital expenditures are reported in the Company’s operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.
For the three months ended March 31, 2009, the Company derived approximately $120,000 of its revenue (all within the Concrete Fibers segment) from customers located outside of the United States. For the three months ended March 31, 2008, the Company derived all of its revenues from customers located within the United States. In addition at March 31, 2009 and December 31, 2008, all of the Company’s operations and long-lived assets were located in the United States.

NOTE 14 — Subsequent Event
Effective April 30, 2009, the Company placed equipment with a carrying value of approximately $2.0 million into service at Casie Group. This equipment was previously classified as idle machinery as of March 31, 2009. Subsequent to the placement of this equipment into service, the Company has $5,158,100 of idle machinery remaining at Casie Group and PE Materials.

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
Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to:
•	industry competition, conditions, performance and consolidation;

•	our ability to grow our business through the formation and acquisition of complementary businesses;

•	our ability to integrate the companies, assets and operations we have previously acquired;

•	legislative and regulatory developments;

•	weather conditions, including extremely harsh weather or natural disasters which may cause us to temporarily cease some or all of operations;

•	the effects of adverse general economic conditions, both within the United States and globally; and

•	other factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (File No. 0-53287) for the fiscal year ended December 31, 2008, as filed with the SEC on March 31, 2009, or in our other filings made with the SEC.
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
We are also focusing on integrating a wide array of related environmental services operations into a single platform to offer our customers a single source for customizable transportation, disposal and treatment and recycling services, all at a lower cost. Our Materials segment also produces beneficially reused construction materials at a significant discount to the cost of original materials, which supports sales to construction sites as well as our internal needs for Brownfield redevelopment. Our services integration strategy is being developed for us to capitalize on the Brownfield redevelopment industry through the management of a diverse range of contaminated materials and environmental services which we believe will allows us to seek Brownfield sites for efficient and cost-sensitive development of these properties.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses. We make these estimates and assumptions because certain information that we use is dependent upon future events, cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies. In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment. Actual results could differ from the estimates and assumptions that we use in the preparation of our consolidated and condensed consolidated financial statements. There have not been any significant changes to our critical accounting policies discussed under “Item 2. Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009.

Results of Operations — Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2009	2008
	(unaudited)	(unaudited)
Revenues	$12,067	$14,617
Cost of revenues	9,791	12,359

Gross profit	2,276	2,257

Operating expenses:
Salaries and related expenses	1,442	1,248
Occupancy and other office expenses	269	292
Professional fees	561	506
Other operating expenses	373	502
Insurance	248	243
Depreciation and amortization	157	116
(Gain) on sale of equipment	—	(253)

Total operating expenses	3,051	2,654

Loss from operations	(775)	(397)
Interest expense, net	(570)	(317)
Loss from equity investment	(103)	—
Other income	(16)	15

Loss before provision for (benefit from) income taxes	(1,464)	(699)
Benefit from income taxes	(656)	(290)

Net loss	(808)	(409)
Less preferred stock dividends	—	25

Loss available for common stockholders	$(808)	$(434)

Loss available for common stockholders per share (basic and diluted)	$(0.05)	$(0.03)

Weighted average shares of common stock outstanding during the period (basic and diluted)	17,626,799	17,223,021
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	$(163)	$362

We define EBITDA, as used in the table above, to mean our net loss before interest, benefit from income taxes, depreciation and amortization. We rely on EBITDA, which is a non-GAAP financial measure:
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

We have presented EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net loss, and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present EBITDA as supplemental disclosure because:
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
Even though we believe EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net loss and the other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:
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

The following table presents a reconciliation of net loss, which is our most directly comparable GAAP operating performance measure, to EBITDA for the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
	(unaudited)	(unaudited)
EBITDA	$(163)	$362
Depreciation and amortization, including $574 and $628 of depreciation and amortization classified as a component of cost of revenues	731	744
Interest expense, net	570	317
Benefit from income taxes	(656)	(290)

Net loss	$(808)	$(409)

Revenues
The following table sets forth information regarding our revenues, excluding intercompany revenues, by segment for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
		% of		% of
(unaudited) (in thousands, except percentages)	Amount	Revenues	Amount	Revenues
Transportation and Disposal	$4,539	38%	$7,214	49%
Treatment and Recycling	6,366	53%	6,193	42%
Environmental Services	248	2%	807	6%
Materials	606	5%	403	3%
Concrete Fibers	308	3%	—	—

Total	$12,067	100%	$14,617	100%

Revenues decreased by $2.6 million, or 17%, from $14.6 million for the three months ended March 31, 2008 to $12.1 million for the three months ended March 31, 2009. The revenue decrease in the first quarter of 2009 is primarily attributable to a $2.7 million decrease in revenues from the Transportation and Disposal segment and a decrease of $0.6 million in revenues from the Environmental Services segment, offset by an increase of $0.2 million in revenues from Treatment and Recycling, and an increase of $0.2 million in revenues from the Materials segment. The startup of the Concrete Fibers segment, effective April 1, 2008, also contributed $0.3 million for the three months ended March 31, 2009.
Revenues from our Transportation and Disposal segment decreased by $2.7 million, or 37%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Revenues in both periods were driven largely by the demand for our Transportation and Disposal services in the New York metropolitan area. We derived 35% and 64% of our Transportation and Disposal revenues for the three months ended March 31, 2009 and 2008 from five and three large customers, respectively. Revenues from the Transportation and Disposal segment are highly dependent upon the market for construction and rehabilitation projects in the New York City metropolitan area, which experienced a significant downturn during the fourth quarter of 2008 and into 2009 due to uncertain market and economic conditions. This resulted in many large construction and rehabilitation projects being delayed or put on hold, which has resulted in a decrease in revenues from this segment during the first quarter of 2009 as compared to the first quarter of 2008.

Revenues from the Treatment and Recycling segment for the three months ended March 31, 2009, increased by $0.2 million, or 3%, as compared to the three months ended March 31, 2008. The increase in revenues reflects a strong market in the first quarter of 2009 for our services as a recycling and disposal services provider in the contaminated soil and recycled oil sectors. During the first quarter of 2009, we had two large customers which contributed approximately $3.5 million in revenues, or 56% of the segment’s revenues. We are currently in the process of obtaining additional permits and modifying existing permits to allow us to increase the capacity and volume of clean and contaminated soils that can be processed and treated. In addition, we continue to explore opportunities in the market for spent metal catalysts through our joint venture interest in Advanced Catalyst Recycling, Inc., or ACR. ACR is a joint venture between a third party, Advanced Recycling Technology, Inc., or ARTI, and Casie. We have entered into this joint venture with ARTI to identify and enter into recycling opportunities in the market for spent metal catalysts and to develop and market recycling solutions to the generators of those catalysts. Our Treatment and Recycling revenues for the three months ended March 31, 2009, also include approximately $0.2 million in revenues from PE Energy for brokering the disposal of various alternative waste streams.
Revenues from the Environmental Services segment decreased by $0.6 million, or 69%, from $0.8 million for the three months ended March 31, 2008 to $0.2 million for the three months ended March 31, 2009. In 2008, we expanded our consulting services by offering the brokering of the disposal of waste, which contributed approximately $0.5 million in revenues for the three months ended March 31, 2008, which did not recur during the three months ended March 31, 2009. In addition, we also purchased a Brownfield location in central Connecticut in January 2008, which will provide an additional disposal site for our excavated soils over the next four to five years. We anticipate that this site will begin generating revenues in the fourth quarter of 2009.
Revenues from the Materials segment also increased by approximately $0.2 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The Materials segment results overall were positively affected by consolidation of two rock crushing facilities into one facility during the fourth quarter of 2008. In October of 2008, we terminated our lease and operating agreement for the North Bergen rock crushing facility, which has had a positive impact on our Material segment results as we are no longer required to first offer the owner of the facility a fixed price for our rock and aggregate products. We believe that we will be able to continue to sell these products at higher prices to other customers, which will result in higher revenues on a per ton basis. The loss of production from this rock crushing facility will be offset and absorbed by increased production at our Lyndhurst site which can now handle higher quantities of material with the new $1.8 million of equipment leased in 2008.
The Concrete Fibers segment produced revenues of $0.3 million for the three months ended March 31, 2009. We commenced operations in our Concrete Fibers segment on April 1, 2008 with the acquisition of Nycon, Inc. Revenue for the Concrete Fibers segment during the first quarter of 2009 is reflective of our efforts to generate sales through existing customer contacts and to renew relationships with former customers, however, our revenues have been negatively impacted by the current economic environment and falling demand within the construction industry. We are currently in the process of implementing a revised sales strategy that will utilize regional sales managers located in five strategic locations across the United States in an effort to broaden our customer base, which we believe will result in additional revenues. In connection with the Nycon acquisition, we introduced the Nycon-G™ fiber, an eco-friendly reinforcing fiber manufactured from post-consumer carpet waste and developed under the patented process covered by the licensing agreement with the patent holder. We believe that Nycon-G™ is the only concrete reinforcing fiber currently on the market that has minimal or no negative impact on the environment and that offering this product to the marketplace will allow us to establish or enhance existing relationships with large concrete manufacturers.
The table above does not reflect intercompany revenues of approximately $0.5 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively, which revenues were eliminated from our condensed consolidated statements of operations. Our intercompany revenues largely reflect our use of Transportation and Disposal services internally for our Materials processing activities and the shipment of wastes to our Treatment and Recycling segment facilities. We generally reflect these services at their current market value when rendered. An important part of the strategic alignment of our segments is the synergies and cost savings that these segments can provide to each other, which benefits us as a whole.

Cost of Revenues
The following table sets forth information regarding our cost of revenues, excluding intercompany costs, by segment for the three months ended March 31, 2009 and 2008.

	Cost of Revenues - By Segment
	Three Months Ended March 31,
	2009		2008
		% of		% of
(unaudited) (in thousands)	Amount	Revenues	Amount	Revenues
Transportation and Disposal	$3,273	27%	$4,589	31%
Treatment and Recycling	5,386	45%	6,043	41%
Environmental Services	208	2%	599	4%
Materials	673	6%	1,128	8%
Concrete Fibers	251	2%	—	—

Total	$9,791	81%	$12,359	84%

Cost of revenues decreased by approximately $2.6 million, from $12.4 million for the three months ended March 31, 2008 to $9.8 million for the three months ended March 31, 2009. This decrease results primarily from an decrease in the total volume of sales from the Transportation and Disposal segment combined with a decrease in costs within the Treatment and Recycling and Materials segments from period to period. Our overall cost of revenues as a percentage of sales decreased from 84% for the three months ended March 31, 2008, to 81% for the three months ended March 31, 2009, which is reflective of various cost cutting initiatives that were implemented in the fourth quarter of 2008 and into the first quarter of 2009. Our gross profit margin for the Treatment and Recycling segment increased from 7% for the three months ended March 31, 2008 to 19% for the three months ended March 31, 2009 as a result of several large, high margin jobs which occurred in 2009. During the remainder of 2009, we plan to decrease cost of revenues and improve our gross margins by:
•	growing our Transportation and Disposal segment and increasing the number of disposal outlets accessible to us that are located closer to customer job sites, which would decrease our transportation costs and provide alternative disposal options to landfills;
•	decreasing our direct costs across all of our segments and in particular within the Treatment and Recycling and Materials segments through cost-cutting initiatives, including decreasing personnel costs through salary reductions, reduced headcount and modification of employee benefits;
•	decreasing our transportation and disposal costs through the addition of new transportation providers, negotiation of long-term contracts at more favorable prices, and the use of Brownfield properties that we own or operate as additional disposal outlets.
For the remainder of 2009, we expect to continue to operate at gross margins ranging from 15% to 20% on a consolidated basis. These estimates are based on our current expectation of costs of labor and transportation costs. Our ability to achieve our estimated gross margins in future periods may be impacted by, among other things, the overall economic conditions, fuel prices that rise faster than anticipated, increases in disposal costs arising from a reduction in the disposal facilities’ capacity or additional restrictions that may be placed on the types or amounts of waste they may be able to accept, and our ability to successfully implement initiatives to reduce operating expenses.
Operating Expenses
Our operating expenses include:
•	salaries and related expenses (other than direct labor costs and union benefits described above);
•	occupancy and other office expenses;
•	professional fees;
•	insurance;
•	depreciation and amortization (other than amounts included as a component of cost of revenues as described above);
•	gain recognized on our sale of certain equipment; and
•	other miscellaneous operating expenses.

The following table summarizes the primary components of our operating expenses for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,		Period to Period Change
(unaudited) (in thousands, except percentages)	2009	2008	Amount	Percentage
Salaries and related expenses	$1,442	$1,248	$194	16%
Occupancy and other office expenses	269	292	(23)	(8)%
Professional fees	561	506	55	11%
Other operating expenses	373	502	(129)	(26)%
Insurance	248	243	5	2%
Depreciation and amortization	158	116	42	36%
Gain on sale of equipment	—	(253)	253	(100)%

Total operating expenses	$3,051	$2,654	$397	15%

Salaries and related expenses represented approximately 47% of our total operating expenses for the three months ended March 31, 2009 and were driven primarily by our overall headcount and compensation structure. Our costs associated with salaries and related expenses increased by $0.2 million, or 16%, which is due to additional salary expense for sales personnel, as well as the addition of $0.1 million in expenses relating to salaries for New Nycon, Inc. which began operations on April 1, 2008. We also incurred additional salary costs of $0.1 million relating to the operations of PE Energy which was formed in the second quarter of 2008. These increases were offset by reductions in salaries and headcount, occurring primarily within the Treatment and Recycling segment, as well as lower bonus and commission accruals during the three months ended March 31, 2009 as a result of lower sales.
We maintain employment agreements with many of our officers and key employees, many of which provide for fixed salaries, annual increases in base salary, bonuses based upon performance and other forms of compensation. In June 2008, we entered into employment agreements with two of our executive officers, which will provide them with increases in base salary and other benefits from year to year. A number of our employment arrangements include compensation tied to metrics of our operating performance, such as revenues, gross profits or EBITDA. Furthermore, in the second quarter of 2007, our board of directors adopted our incentive plan, which allows us to issue awards of options and shares of restricted stock to our employees, non-employee directors and certain consultants and advisors, for which we will be required to recognize as compensation expense the fair value of these awards over the associated service period. We also pay monthly commission expenses to our sales representatives operating in our Transportation and Disposal and Materials segments, based upon a percentage of overall sales volume and or gross profits, with additional incentives if certain sales thresholds are crossed. As a result, we anticipate that, over time as our revenues and gross profits increase, our salaries and related expenses will increase in terms of absolute dollars and, likely, as a percentage of total operating expenses.
Occupancy and other office expenses represent our costs associated with the rental of our office space and other facilities, temporary labor, dues and subscriptions, postage and other office expenses. Rent includes the cost of leasing our principal executive offices in Trevose, Pennsylvania and additional properties and facilities in New York, New Jersey, and Connecticut to support our operations. Occupancy and other office expenses decreased by $23,000, or 8%, from the three months ended March 31, 2008 as compared to the three months ended March 31, 2009, which is primarily attributable to the consolidation of our Materials segment facilities into one operating location, and the implementation of cost cutting initiatives and lower office expenses at Corporate and Casie Group, offset by additional expenses incurred in 2009 for the rental of office space for New Nycon and related expenses. We anticipate incurring additional costs associated with the leasing of new facilities as we grow geographically and acquire additional facilities at those locations. As a result, we expect our rent and related expenses to also increase in future periods.

For the three months ended March 31, 2009 and 2008, our professional fees consisted primarily of:
•	consulting fees paid for sales;
•	audit and accounting fees related to the audit of our consolidated financial statements;
•	legal costs associated with litigation;
•	legal and other related costs associated with the preparation and filing of our quarterly, annual and periodic reports and other SEC filings;
•	legal and other fees incurred in connection with our acquisitions; and
•	fees paid to third parties and regulatory agencies to monitor safety and compliance with respect to certain of our operations.
Our professional fees increased by $55,000, or 11%, for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008, which is result of the timing of audit fees associated with the audit of our consolidated financial statements, legal and other associated costs incurred in relation to the preparation and filing of various required SEC filings and legal costs incurred in connection with ongoing litigation. For the remainder of 2009, we anticipate that our legal, auditing, accounting and other professional fees will be consistent with our 2008 costs, as we are now an SEC reporting company. We will incur additional accounting and professional fees in order to comply with the Sarbanes-Oxley Act of 2002, or SOX, including the requirement to implement and maintain internal control over financial reporting, and to have our auditors issue an audit report on our assessment of our internal control over financial reporting, which will be required beginning with our fiscal year ended December 31, 2009. As we continue to grow, whether through internal growth or by acquisition, the amount of legal and other professional fees for any future transaction will increase as a result of our status as an SEC reporting company subject to SOX.
We maintain various policies for workers’ compensation, health, disability, umbrella, pollution, product liability, general commercial liability, title and director’s and officer’s liability insurance. Our insurance costs increased by approximately $5,000, or 2%, for the three months ended March 31, 2009 as compared to the corresponding period in 2008, primarily as a result of the addition of several new entities. We renegotiated our insurance coverage company-wide in August 2008, which we expect to decrease our future insurance premiums by approximately $0.3 million over the remainder of 2009.
Other operating expenses consist of general and administrative costs such as travel and entertainment, bank service fees, advertising and other office and miscellaneous expenses. Other operating expenses decreased by approximately $0.1 million, or 26%, in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease was primarily attributable certain non-recurring general and administrative costs incurred during the three months ended March 31, 2008, coupled with overall cost cutting initiatives implemented in the three months ending March 31, 2009. These reductions were offset in part by the startup of New Nycon, which contributed additional of operating expenses for the three months ended March 31, 2009 of approximately $38,000. We anticipate that in future periods, other operating expenses will continue to grow on a basis comparable to our increase in revenues.
Loss from Operations
The following table sets forth our loss from operations by reportable segment for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,		Period to Period Change
(unaudited) (in thousands, except percentages)	2009	2008	Amount	Percentage
Transportation and Disposal	$73	$1,369	$(1,296)	(95)%
Treatment and Recycling	260	(427)	687	161%
Environmental Services	(81)	(27)	(54)	(200)%
Materials	24	(427)	451	106%
Concrete Fibers	(185)	—	(185)	*
Corporate and Other	(866)	(885)	19	2%

Total	$(775)	$(397)	$(378)	(95%)

*	Not meaningful.

The decrease in income from operations within the Transportation and Disposal segment is due in large part to a decrease in the overall Transportation and Disposal revenues of approximately $3.0 million (including intercompany revenues) coupled with a decrease in the gross profit margin from 26% for the three months ended March 31, 2008, to 18% for the three months ended March 31, 2009. This decrease in gross profit margin is due primarily to increased competition for fewer jobs in the marketplace, resulting in tighter margins. The decline in revenues during the three months ended March 31, 2009 is attributable to the decline in the overall economy and the construction industry in the New York metropolitan area. Our loss from operations at Juda also decreased by approximately $0.1 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2009, as a result of our strategic change in operations to outsource the trucking costs of our disposal operations instead of using our owned and operated vehicles.
For the three months ended March 31, 2009, the Treatment and Recycling segment had income from operations of approximately $0.3 million as compared to a loss from operations of approximately $0.4 million for the three months ended March 31, 2008. The improvement in this segment’s operating results is primarily due to higher revenue per ton pricing during the first quarter of 2009, coupled with the implementation of cost cutting initiatives to reduce our costs of revenues and operating expenses. We expect that as the volume of incoming materials increases, our income from operations attributable to the Treatment and Recycling segment will continue to improve. During the first quarter of 2009, PE Energy contributed an operating loss of approximately $0.1 million due in large part to being a startup operation with certain fixed overhead costs, such as salaries.
Loss from operations within the Environmental Services segment was approximately $81,000 for the three months ended March 31, 2009 as compared to a loss of approximately $27,000 for the three months ended March 31, 2008. The losses from operations during the three months ended March 31, 2009 and 2008 were primarily attributable to a lack of new business from our environmental consulting services and brokerage operations. We also expect to commence operations at our initial Brownfield property in the fourth quarter of 2009.
The income from operations attributed to the Materials segment increased by approximately $0.5 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, from a loss of approximately $0.4 million in 2008 to income of $24,000. The improvement in our operating results for this segment is due to the consolidation of our rock crushing facilities from two locations into one and the termination of the North Bergen lease and operating agreement. As a result, we will no longer be required to first offer the owner of the North Bergen facility a fixed price for our rock and aggregate products. We believe that we will now be able to sell these products at higher prices to other customers, which contributed to higher revenues and better margins on a per ton basis in the first quarter of 2009. We also believe that the demand for recycled stone products remains high and is expected to remain so for the remainder of 2009.
Interest Income and Expense
Interest expense, net of interest income earned on our short-term deposits of excess operating cash, was $0.6 million and approximately $0.3 million for the three months ended March 31, 2009 and 2008, respectively. The increase in interest expense is due to:
•	approximately $0.3 million of additional interest expense incurred in relation to our Series B preferred stock offering and related amortization of deferred financing costs;
•	approximately $15,000 increase in interest expense within the Treatment and Recycling segment as a result of the Casie Group term loan refinancing completed in November of 2008; and
•	an increase of approximately $0.1 million in interest expense relating to our revolving line of credit, equipment term loan and insurance financing; offset by
•	a decrease in interest income of approximately $0.1 million.
We anticipate that the annual interest cost associated with our Series B preferred stock will be approximately $1.3 million (including amortization of the deferred financing costs and accretion of the debt discount). The interest expense incurred in relation to our revolving line of credit will fluctuate based upon our working capital requirements from our operating segments, as well as changes in the prevailing interest rates.

On October 21, 2008, the interest rate on our revolving line of credit increased to the bank’s prime rate, subject to a minimum of 5.00%, plus 2.75%, from the bank’s prime rate, minus 0.25%; however, we also significantly decreased our outstanding borrowing amounts at the same time, which lessened the impact of the increase in rates. On March 13, 2009, we completed an amendment of this revolving line of credit, which added Casie Group and our other subsidiaries as borrowers, and the accounts receivable and inventory of these entities have become collateral and, to the extent eligible, part of the available borrowing base. We expect that as a result of this, our average outstanding borrowings will increase resulting in increased interest expense. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Obligations — Revolving Line of Credit” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
On November 12, 2008, we refinanced our existing long-term debt and revolving line of credit at Casie Group into a consolidated $8.0 million, seven-year term loan with an adjustable rate of interest. In connection with this refinancing, we also entered into an interest rate swap agreement, which effectively converted this adjustable-rate loan into a fixed-rate loan with an annual interest rate of 6.10%. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Obligations — Long-Term Debt” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We anticipate that our annual interest expense for 2009 under this term loan will be approximately $0.5 million.
Income from Equity Investment
On April 30, 2007, we acquired a 50% interest in a joint venture formed to identify and enter into recycling opportunities for spent metal catalysts. We account for this investment under the equity method of accounting. As a result, we recognized a loss of approximately $104,000 for the three months ended March 31, 2009, which represented 50% of the joint venture’s losses. These losses relate primarily to the write-off of costs incurred on developmental projects and as a result of significant downturn in the metals market.
Other Income
In connection with the refinancing of the Casie Group revolving line of credit on November 12, 2008, we also entered into an interest rate swap agreement, which essentially converts our adjustable rate term loan to a fixed-rate loan bearing interest at an annual rate of 6.10%. We account for this interest rate swap as a derivative contract pursuant to SFAS No. 133, and therefore we recorded a fair value adjustment increase of approximately $22,000 for the three months ended March 31, 2009. The fair value adjustment on the interest rate swap was offset in large part by a mark-to-market adjustment decrease of $38,000 for the three months ended March 31, 2009 on the Casie Group term loan, for which we have elected to apply the fair value option under SFAS No. 159.
Benefit From Income Taxes
For the three months ended March 30, 2009, we recognized a benefit from income taxes of approximately $0.7 million, while for the three months ended March 31, 2008, we recognized a benefit from income taxes of approximately $0.3 million. This period-to-period change was primarily attributed to the decrease in our pre-tax income, combined with an increase in our effective income tax rate, which increased from 41.5% for the quarter ended March 31, 2008 to 44.8% for the quarter ended March 31, 2009. The increase in the our effective tax rate is primarily the result of an estimated pre-tax loss for the 2009 reporting year, as compared to estimated pre-tax income for the 2008 reporting year. We anticipate that our effective income tax rate for the full calendar year of 2009 will be approximately 44%.
Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash on deposit and money market accounts. We had approximately $0.5 million and $0.9 million of cash and cash equivalents on hand at March 31, 2009 and December 31, 2008, respectively. We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses, preferred stock dividends and income taxes. In the past, we also have needed cash to pay sellers in connection with some of our acquisitions and to fund working capital associated with these acquisitions. We expect that our working capital needs will remain consistent with historical levels in the near future, however, these needs may increase as new lines of business are introduced or new acquisitions occur.

Summary of Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31,
(in thousands)	2009	2008
Net cash used in operating activities	$(539)	$(702)

Net cash used in investing activities	$(34)	$(121)

Net cash provided by financing activities	$201	$4,871

Net Cash Used in Operating Activities
The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2009 and 2008 are summarized below:
•	Decrease in income from operations — Our income from operations, excluding depreciation and amortization, decreased by $0.4 million, or 113%, on a period-to-period basis, which negatively impacted our cash flows from operations for the three months ended March 31, 2009.
•	Decrease in accounts receivable — Sources of cash from changes in accounts receivable were approximately $0.1 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in accounts receivable at March 31, 2009 is the result of the timing in collections of cash from our larger customers within the Transportation and Disposal segment coupled with a decline in revenues during that period. Our average days outstanding for our receivables at March 31, 2009 has also increased, which is a result of the overall economic environment and current trends in the construction industry which we expect will continue in the near term. The decrease in accounts receivable as of March 31, 2008, is the result of the timing of collections from two large Transportation and Disposal segment projects.
•	Increase in inventories — Sources and (uses) of cash from changes in inventories were approximately $(0.1) million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively. The increase in inventories during the three months ended March 31, 2009 is the result of increased volumes of incoming rock products within our Materials segment. The decrease for the three months ended March 31, 2008 is the result of timing of sales of our crushed rock products from the Materials segment and our recycled oil inventory from the Treatment and recycling segment.
•	Decrease in accounts payable — Uses of cash for accounts payable were $(0.6) million and $(0.3) million for the three months ended March 31, 2009 and 2008, respectively. The decrease in accounts payable during the three months ending March 31, 2009 is the result of a decline in the sales and related cost of sales from the Transportation and Disposal segment and the payment of aged payables from the addition of Casie Group and other borrowers into the borrowing base under our revolving line of credit during the first quarter of 2009. The decrease in accounts payable during the three months ended March 31, 2008 is the result of our use of cash from the Series B preferred stock offering to pay some of our vendors, as well as normal fluctuations due to timing of specific payables.

•	Increase in accrued expenses and other current liabilities — Sources and (uses) of cash for accrued expenses and other current liabilities were $0.2 million and $(1.3) million for the three months ended March 31, 2009 and 2008, respectively. The increase in accrued expenses and other liabilities during the three months ended March 31, 2009, is primarily the result of the timing of the payment for corporate insurance, and other accrued liabilities including payroll and accruals for certain operating expenses for which we were not yet invoiced. The decrease in accrued expenses and other current liabilities during the three months ended March 31, 2008 is primarily the result of the timing of the payment for corporate insurance and a decrease in accrued expenses relating to our Treatment and Recycling segment.
•	Increase in accrued disposal costs — During the three months ended March 31, 2009, our accrued disposal costs increased by approximately $0.1 million as a result of an increase in production within our Treatment and Recycling segment. Uses of cash for accrued disposals costs were $(0.3) million for the three months ended March 31, 2008, resulting from the transportation of processed material from our Treatment and Recycling operations.
•	Decrease in income taxes payable —Uses of cash relating to income taxes payable were $(1.0) million for the three months ended March 31, 2008 as compared to $0 for the three months ended March 31, 2009. The decrease in cash used to pay income taxes was the result of having earned taxable income for the year ended December 31, 2007, as compared to being in a net loss position for the year ended December 31, 2008.
Our overall liquidity and the availability of capital resources has historically been highly dependent on revenue derived from several large customers within the Transportation and Disposal segment, which comprised approximately 7% and 32% of our consolidated revenues for the three months ended March 31, 2009 and 2008, respectively. The revenues derived from these customers are a key component of the operations within the Transportation and Disposal segment, and therefore are integral to providing liquidity to not only that operating segment, but also to our overall operations as a whole. During the three months ended March 31, 2009, our revenues derived from these large customers decreased as a result of the overall downturn in the construction industry in the New York metropolitan area. The continued slowdown or loss of one or more of these customers could negatively impact our liquidity and ability to provide adequate capital resources to meet all of our ongoing capital requirements. We are currently in the process of attempting to broaden our capital resources and sources of revenue through the addition of new customers within the Transportation and Disposal segment in order to minimize the dependence on our revenues from these significant customers.
We use EBITDA, a non-GAAP financial measure, as a liquidity measure to assess our ability to meet our debt service obligations and satisfy our debt covenants, some of which are based on our EBITDA. We believe the use of EBITDA as a liquidity measure and in required financial ratios is a common practice among asset- and receivables-based lenders. In providing EBITDA as a liquidity measure, we believe EBITDA is useful from an economic perspective as a measurement of our ability to generate cash, exclusive of cash used to service existing debt, by eliminating the effects of depreciation, financing and tax rates on our ability to finance our ongoing operations Furthermore, because EBITDA is used as a standard measure of liquidity by other similar companies within our industry, we believe it provides a reasonable method for investors to compare us to our competitors. However, the use of EBITDA as a measure of our liquidity has limitations and should not be considered in isolation from or as an alternative to GAAP measures, such as net cash provided by operating activities. See “ — Results of Operations — Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.”

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
	(unaudited)	(unaudited)
EBITDA	$(163)	$362
Adjustments to reconcile EBITDA to net cash used in operating activities:
Interest expense, net	(570)	(317)
Benefit from income taxes	656	290
Deferred financing cost amortization	85	—
Interest expense for accretion of warrant discount and Series B paid-in-kind interest	134	18
Provision for doubtful accounts	11	42
(Gain) loss on sale of property and equipment	—	(253)
Change in fair value of derivatives and other assets and liabilities measured at fair value	16	—
Restricted stock grant	—	15
Deferred income taxes	(656)	—
Changes in operating assets and liabilities:
Accounts receivable	116	1,999
Inventories	(95)	38
Prepaid expenses and other current assets	(42)	23
Deposits and other assets	84	(39)
Restricted Cash	352	—
Accounts payable	(606)	(268)
Accrued expenses and other current liabilities	220	(1,310)
Accrued disposal costs	50	(278)
Due to affiliates	(131)	—
Income taxes payable	—	(1,024)

Total adjustments	(376)	(1,064)

Net cash used in operating activities	$(539)	$(702)

Net Cash Used in Investing Activities
Our investing activities for the three months ended March 31, 2009 and 2008 primarily resulted from our strategy of growing our operations by acquiring complementary companies in the environmental services sector and the purchase and sale of property and equipment. During the three months ended March 31, 2008, we spent approximately $0.3 million on pending acquisitions which included costs associated with the startup of PE Energy and costs to seek to acquire a second Brownfield site. We also spent $0.4 million for new equipment within our Materials, Transportation and Disposal, Environmental Services and Treatment and Recycling segments during the three months ended March 31, 2008, as compared to $0.1 million spent on new equipment and computer software primarily for use in our operations within the Materials and Concrete Fibers segments for the three months ended March 31, 2009. For the three months ended March 31, 2008, we also received proceeds of $0.6 million from the sale of trucks and equipment that were previously utilized at Juda within our Transportation and Disposal segment.
Net Cash Provided by Financing Activities
The most significant items affecting the comparison of our cash flows provided by financing activities for the three months ended March 31, 2009 and 2008 are summarized below:
•	Private placements of securities —

For the three months ended March 31, 2008:
•	In March 2008, we received approximately $5.8 million in proceeds, net of financing fees and offering expenses of approximately $0.5 million, from the private placement of 6,300 shares of our Series B preferred stock and a related warrant, at a purchase price of $1,000 per share.

•	We paid $50,000 in dividends relating to our then outstanding Series A preferred stock.
•	Other indebtedness — During the three months ended March 31, 2009, we had net borrowings of approximately $0.7 million under our revolving line of credit as compared to net borrowings of $0.1 million for the three months ended March 31, 2008. These borrowings were offset by the repayment of approximately $0.4 million and $0.9 million of long-term debt and notes payable during the three months ended March 31, 2009 and 2008, respectively. We also incurred $0.1 million in financing fees during the three months ended March 31, 2009 in relation to the amendment of our revolving line of credit and $0.5 million in financing fees during the three months ended March 31, 2008 in relation to the Series B preferred stock offering.
Capital Resources
We had working capital of $4.3 million and $5.1 million as of March 31, 2009 and December 31, 2008, respectively. Our working capital requirements during the first three months of 2009 and 2008 have been funded primarily by the borrowings under our revolving line of credit, the refinancing of other long-term debt, and, with respect to 2008, the net proceeds from our securities offerings. The decrease in working capital is primarily due to the addition of $5.8 million of net proceeds for the three months ended March 31, 2008 from our Series B preferred stock offering. The decrease in working capital is also attributable to a lower accounts receivable balance as of March 31, 2009 and the timing of cash collections on our outstanding receivables as compared to the timing of payments to our vendors.
Our capital resources and working capital needs for the remainder of 2009 will be largely dependent upon our ability to generate new sales and increase our operating margins, our ability to collect aged accounts receivable existing as of March 31, 2009, and our ability refinance our existing Pure Earth revolving line of credit. Due to the overall economic downturn during the fourth quarter of 2008, several of our large customer receivable balances have been outstanding in excess of 120 days. In particular, we had approximately $2.8 million in outstanding receivables related to one large construction project in New York City as of March 31, 2009 and December 31, 2008, which is currently the subject of ongoing litigation. See “Item 3. Legal Proceedings - Litigation — Accounts Receivable Litigation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We are currently taking appropriate and reasonable steps in an effort to collect these receivables. Our capital resources as of March 31, 2009 and December 31, 2008 were also negatively impacted by our operating losses of $0.8 million and $3.5 million, respectively.
On November 12, 2008, we completed the refinancing of the existing line of credit and various bank and equipment notes payable at Casie Group into a consolidated $8.0 million term loan, which provided for approximately $2.6 million in additional working capital. In addition, this refinancing allowed Casie Group and certain of our other subsidiaries to become borrowers under our revolving line of credit thereby increasing our available borrowing collateral by approximately $2.2 million on March 13, 2009 when the collateral was added into the borrowing base. The additional borrowing collateral will be used to provide additional funds to finance our ongoing operations and was essential in allowing us access to additional funding from Casie Group’s receivables, which were previously encumbered under other outstanding debt obligations.
In the past, as noted above, we have been successful in obtaining funding by issuing our common and preferred stock, convertible debentures and related warrants. We also have funding available through our revolving lines of credit and other debt facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Obligations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We have also used our common stock as currency to complete several of our acquisitions, and we intend to continue to do so where possible and appropriate in order to preserve our cash for future operations and to meet our working capital needs.

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
We are also required by the State of New Jersey to maintain escrow accounts in which we deposit funds in the event of closure and post-closure events involving waste management facilities within our Treatment and Recycling segment. The balance of this escrow account was $275,326 and $273,623 as of March 31, 2009 and December 31, 2008, respectively. We do not expect the requirement to maintain this escrow account to significantly impact our capital resources.
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
Our principal projected cash needs for the remainder of 2009 include the following components:
•	approximately $0.5 million in cash dividend payments relating to the outstanding Series B preferred stock;
•	approximately $1.8 million in principal and interest payments relating to our outstanding debt, revolving line of credit, term loans and notes payable;
•	approximately $0.5 million of uncommitted but planned capital expenditures within our Treatment and Recycling segment for additional equipment and or site improvements;
•	approximately $0.5 million for working capital needs at New Nycon, PE Energy, and other new business initiatives; and
•	general operating and administrative expenses of $9.0 million.
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
We continually monitor our actual and forecasted cash position, as well as our liquidity and capital resources, in order to plan for our current cash operating needs and to fund business activities or new opportunities that may arise as a result of changing business conditions. We intend to use our existing cash and cash flows from operations to continue to grow our business, fund potential acquisitions and pay existing obligations and any recurring capital expenditures. Nonetheless, our liquidity and capital position could be adversely affected by:
•	delayed payment or non-payment of receivables on certain material accounts;
•	the loss of any of our major customers;

•	our inability to comply with any of the covenants or restrictions on our indebtedness or the Series B preferred stock;
•	the enactment of new regulatory or environmental laws;
•	our inability to grow our business as we anticipate whether internal growth, by acquisition, through joint ventures or by forming new subsidiaries;
•	any other changes in the cost structure of our underlying business model; and
•	any of the other risks and uncertainties described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Commission on March 31, 2009.
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
Revolving Lines of Credit
The table below summarizes the credit capacity, maturity and other information regarding our outstanding revolving lines of credit as of March 31, 2009.

	Maximum		Balance	Interest		Maturity/
Revolving Line of Credit	Outstanding		Outstanding	Rate		Termination Date
	(in thousands)
Pure Earth, Inc.	$7,500	(1)	$1,081	7.75%	(2)	October 23, 2009

(1)	Subject to reduction for (i) a borrowing base limitation; (ii) outstanding letters of credit; and (iii) other loan reserves. As of March 31, 2009, the borrowing base limitation was approximately $4.7 million, and we had aggregate required loan reserves and outstanding letters of credit of $1.7 million.

(2)	As of March 31, 2009, this line of credit bore interest at the lender’s prime rate, subject to a minimum of 5.0%, plus 2.75%.
Our revolving line of credit is used to fund our working capital needs. The repayment of outstanding borrowings under our revolving line of credit is secured by our eligible accounts receivable and inventories.

In connection with the Casie Group refinancing in November of 2008, we also amended our $7.5 million revolving line of credit. This amendment was entered into on March 13, 2009, but certain provisions had been effective under a prior letter agreement since October 21, 2008. The amendment to our revolving line of credit adds Casie Group and certain of our other subsidiaries as borrowers, and the accounts receivable and inventory of these entities have become collateral and, to the extent eligible, part of the available borrowing base. As a result, as of March 13, 2009, $2.2 million of borrowing availability was made available under the revolving line of credit. Other provisions of this amendment include the following:
•	The net proceeds from the Casie Group refinancing, after the repayment of the existing Casie Group debt and the establishment of the $0.7 million principal and interest payment reserve, were used to repay $1.9 million of the outstanding indebtedness under our revolving line of credit.
•	The rate of interest under our floating rate borrowings was changed to equal the greater of 5.0% or the lender’s prime rate, plus 2.75%, and the rate of interest to be charged under a LIBOR Advance shall be equal to the LIBOR rate, as specified in the credit agreement, plus 3.00%.
•	We established an additional permanent reserve in the amount of $0.9 million.
•	This amendment also provides for additional covenants and amendments to existing covenants, including financial covenants that require us to have or maintain a minimum adjusted net income (beginning with the quarter ended June 30, 2009), minimum availability under the revolving line of credit, a minimum debt service coverage ratio (beginning with the six months ended June 30, 2009), a minimum tangible net worth and a maximum amount of unfinanced capital expenditures. The Pure Earth revolving line of credit agreement also contains certain restrictions and negative and affirmative covenants intended to regulate our level of indebtedness, our ability to pay dividends on and make distributions with respect to our capital stock, and salaries of our employees and consultants.
As of March 31, 2009, we were in compliance with the covenants and restrictions under our revolving line of credit agreement.
Off-Balance Sheet Arrangements
Our most significant off-balance sheet financing arrangements as of March 31, 2009 are non-cancelable operating lease agreements, primarily for office and equipment rentals, and future performance obligations incurred in connection with our acquisitions where we have assessed that the payment of the obligation is not presently probable. As of March 31, 2009, future minimum obligations under our operating lease agreements are $3.6 million. As of March 31, 2009, the potential maximum cash and non-cash future off-balance sheet performance obligations associated with our acquisitions were $0.4 million in the aggregate, based upon an estimate of $1.45 per share for our common stock. Also, at March 31, 2009, we had a letter of credit for $200,000 outstanding in connection with a settlement of union-related litigation.
We do not otherwise participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.
Related Party Transactions
As part of the Casie Group acquisition, we issued a note payable to a former stockholder in the principal amount of $1.0 million. The note payable accrues interest at 6.77% per year and is payable in the following two installments: $333,000 due December 31, 2009 and the remaining principal balance plus any accrued and unpaid interest on December 31, 2010. This note payable had an outstanding balance of approximately $1.0 million at March 31, 2009. The note is subordinated in right of payment to our existing revolving lines of credit. We are also in the process of negotiating additional post-closing claims with the former owner that are in excess of the outstanding amount of this note payable, which could ultimately impact the settlement of this note payable.
As of March 31, 2009, we had approximately $0.4 million in due from affiliates, which consists of amounts due from ACR, a joint venture operation, to Casie Group. The $0.4 million reflects the value of goods and services performed and provided by Casie Group to the joint venture, for which Casie Group has not yet been compensated.

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
Recently Issued Accounting Pronouncements
Business Combinations. In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” These new standards significantly change the accounting for business combinations and noncontrolling (or minority) interests in a number of areas including the treatment of contingent consideration, preacquisition contingencies, allocation of acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period may impact income tax expense. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS Nos. 141(R) and 160 is required to be adopted prospectively, except for certain provisions of SFAS No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS No. 141(R) should be accounted for in accordance with SFAS No. 141, and accounting of transactions previously completed under SFAS No. 141 should not be modified as of or after the date of adoption of SFAS No. 141(R). The adoption of SFAS No. 141(R), will impact our consolidated financial statements in the event we enter into a business combination in which we are deemed to be the acquirer for accounting purposes.
Fair Value. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or our 2008 fiscal year. SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 in the first quarter of fiscal year 2008. In connection with the Susquehanna term loan and related interest rate swap agreement, we elected to apply the fair value option under SFAS No. 159 to measure the Susquehanna term loan at fair value. See Note 9 to our condensed consolidated financial statements for more information.
In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements For Purposes of Lease Classification or Measurement Under Statement 13,” and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, we were required to apply the definition of fair value and related disclosures in SFAS No. 157 (as impacted by FSP 157-1 and FSP 157-2) beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on our consolidated financial position or results of operations. We are currently evaluating the remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP 157-2. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 have been applied to fair value measurements prospectively beginning January 1, 2009. These additional aspects of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. Specially, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective immediately including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under SFAS No. 157 when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact of FSP 157-4 on our consolidated financial statements.
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
Derivatives. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Accordingly, we applied the enhanced disclosure provisions of SFAS No. 161 upon the effective date to our outstanding derivatives, which as of March 31, 2009, consisted solely of an interest-rate swap related to the Susquehanna term loan.
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

Intangible Assets. In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements and footnote disclosures.
Convertible Debt Instruments. In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively to all periods presented, with certain exceptions. Early adoption is not permitted. Because we do not currently have any convertible debt outstanding, the adoption of FSP APB 14-1 did not have any impact on our consolidated financial statements. However, this pronouncement may impact the accounting for our future debt issuances.
Instruments Indexed to Stock. In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. The adoption of EITF 07-5 did not have an impact on our consolidated financial statements as we does not currently have any instruments outstanding with these features, however it may impact the accounting for the issuance of future warrants or other instruments indexed to our common stock.
Conforming Changes to EITF 98-5. In June 2008, the FASB ratified the consensus reached on June 12, 2008 by the EITF on EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to EITF Issue No. 98-5.” The conforming changes to EITF Issue No. 98-5 resulting from EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and SFAS No. 150 are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The effect, if any, of applying the conforming changes shall be presented retrospectively and the cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings of the first period presented. Because we do not currently have any convertible debt instruments outstanding, the adoption of EITF 08-4 did not have any impact on our consolidated financial statements. However, this pronouncement may impact the accounting for our future debt issuances.
Share Based Payments. On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 did not have any impact on the consolidated financial statements as there were no unvested share-based payment awards outstanding.

Postretirement Plans. In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We do not currently maintain a defined benefit plan or postretirement plan and therefore the adoption of FSP132(R)-1 is not expected to have an impact on the consolidated financial statements.
Impairment. In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. We do not currently have any outstanding debt securities, therefore FSP 115-2 and 124-2 is not expected to have an impact on the consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements. FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. We are currently evaluating the impact of this FSP on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable to smaller reporting companies.
Item 4T. Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based upon the March 31, 2009 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the Securities and Exchange Commission. These officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended March 31, 2009.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We may be involved in litigation and other legal proceedings from time to time in the ordinary course of our business. No material developments have occurred in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Further, except as set forth in our 2008 Form 10-K, there has not been (i) any additional material legal proceeding to which we are a party or (ii) any material proceeding to which any of our directors, officers or affiliates, any of our owner of record or beneficially of more than 5% of any class of our common stock, or any associate of any such director, officer, affiliate or security holder, is a party adverse to us or has a material interest adverse to us.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 6. Exhibits.

Exhibit
No.	Description
2.10 *	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)
3.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (2) (3)
3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (2) (3)
10.6.5
Fifth Amendment to Credit and Security Agreement, portions effective as of October 21, 2008 and March 13, 2009, by and among Pure Earth, Inc., each of its subsidiaries, and Wells Fargo Bank, National Association (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

(1)	Previously filed as an exhibit to our registration statement on Form 10 (File No. 0-53287), as filed with the SEC on June 20, 2008.

(2)	Included is the revised version of this exhibit, redlined to show the new amendments. The redlined version is being provided pursuant to SEC staff Compliance & Disclosure Interpretation 246.01.

(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

(4)	Previously filed as an exhibit to our Annual Report on Form 10-K (File No. 0-53287) for the fiscal year ended December 31, 2008, as filed with the SEC on March 31, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE EARTH, INC.
Date: May 15, 2009	By:	/s/ Mark Alsentzer
Mark Alsentzer
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Brent Kopenhaver
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
10.6.5
Fifth Amendment to Credit and Security Agreement, portions effective as of October 21, 2008 and March 13, 2009, by and among Pure Earth, Inc., each of its subsidiaries, and Wells Fargo Bank, National Association (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

(1)	Previously filed as an exhibit to our registration statement on Form 10 (File No. 0-53287), as filed with the SEC on June 20, 2008.

(2)	Included is the revised version of this exhibit, redlined to show the new amendments. The redlined version is being provided pursuant to SEC staff Compliance & Disclosure Interpretation 246.01.

(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

(4)	Previously filed as an exhibit to our Annual Report on Form 10-K (File No. 0-53287) for the fiscal year ended December 31, 2008, as filed with the SEC on March 31, 2009.