Form 10-Q
period 2009-06-30
Pure Earth, Inc.
filed 2009-08-19
CIK 1436351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number:  0-53287

Pure Earth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1385335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Neshaminy Interplex, Suite 201, Trevose, Pennsylvania 19053
(Address of principal executive offices) (Zip Code)

(215) 639-8755
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  17,506,799 shares of Common Stock, $.001 par value, as of August 10, 2009.

PURE EARTH, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PURE EARTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$663,171	$900,744
Accounts receivable, less allowance for doubtful accounts of $497,598 and $986,324	10,773,030	11,034,564
Restricted cash	210,816	813,164
Due from joint venture	524,159	342,552
Inventories	854,939	538,943
Prepaid expenses	412,668	798,629
Other current assets	1,634,503	1,069,892
Deferred income tax asset	306,073	306,073

Total Current Assets	15,379,359	15,804,561

PROPERTY AND EQUIPMENT
Land	1,085,940	1,085,940
Buildings and improvements	7,125,309	7,125,309
Leasehold improvements	211,875	211,875
Machinery and equipment	10,095,410	8,078,035
Trucks and automobiles	1,922,245	1,922,246
Office furniture, fixtures and computer software	337,320	323,160
	20,778,099	18,746,565
Less: accumulated depreciation and amortization	(5,707,745)	(4,435,569)

Property and Equipment, Net	15,070,354	14,310,996

OTHER ASSETS
Deposits and other assets	1,238,405	923,335
Deferred financing costs, net of accumulated amortization of $381,298 and $199,663	641,354	747,989
Goodwill	759,694	759,694
Permits	2,200,000	2,200,000
Other intangible assets, net of accumulated amortization	3,021,312	3,587,210
Idle machinery	5,158,100	7,176,850

Total Other Assets	13,018,865	15,395,078

TOTAL ASSETS	$43,468,578	$45,510,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT LIABILITIES
Line of credit	$2,364,247	$407,822
Notes payable	-	25,068
Note payable – related party	333,000	333,000
Current portion of long-term debt	1,602,887	1,556,494
Accounts payable	6,608,453	5,615,708
Accrued expenses	823,037	907,428
Accrued payroll and payroll taxes	371,109	297,039
Other current liabilities	498,236	1,323,452
Accrued disposal costs	48,152	262,815
Income taxes payable
Total Current Liabilities	12,649,121	10,728,826

LONG-TERM LIABILITIES
Long-term debt, net of current portion	7,608,810	8,426,740
Mandatorily redeemable Series B preferred stock, $.001 par value; authorized 20,000 shares; issued and outstanding 6,300 and 6,300 shares	4,723,897	4,447,437
Note payable -- related party	678,348	650,296
Accrued disposal costs	167,254	78,023
Contingent consideration	2,383,991	2,683,991
Warrants with contingent redemption provisions	766,847	1,112,164
Deferred income taxes	2,954,438	4,047,236
Deferred income taxes – permits	880,000	880,000
Total Long-Term Liabilities	20,163,585	22,325,887
TOTAL LIABILITIES	32,812,706	33,054,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding 17,506,799 and 17,626,799 shares	17,507	17,627
Additional paid-in capital	13,683,594	13,803,474
Accumulated deficit	(3,045,229)	(1,365,179)

TOTAL STOCKHOLDERS’ EQUITY	10,655,872	12,455,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,468,578	$45,510,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

.
PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$11,999,351	$17,891,087	$24,066,496	$32,507,643

COST OF REVENUES (including depreciation and amortization expense of $1,242,987 and $1,272,379 for the six
months ended June 30, 2009 and 2008 and $668,726 and $644,696 for the three months ended June 30, 2009 and 2008)	10,481,381	14,061,359	20,272,439	26,420,679

GROSS PROFIT	1,517,970	3,829,728	3,794,057	6,086,964

OPERATING EXPENSES
Salaries and related expenses	1,410,198	1,778,757	2,852,577	3,026,434
Occupancy and other office expenses	233,233	273,183	501,900	565,153
Professional fees	462,830	559,305	1,023,642	1,065,502
Other operating expenses	594,194	229,214	967,553	731,497
Insurance	192,966	356,615	440,946	599,190
Depreciation and amortization	162,842	137,785	320,292	254,219
Impairment of idle machinery	—	412,500	--	412,500
Gain on sale of equipment	(11,416)	(3,403)	(11,416)	(256,345)
TOTAL OPERATING EXPENSES	3,044,847	3,743,956	6,095,494	6,398,150

INCOME (LOSS) FROM OPERATIONS	(1,526,877)	85,772	(2,301,437)	(311,186)

OTHER INCOME (EXPENSES)
Interest income	—	48,246	—	62,810
Interest expense	(617,747)	(535,077)	(1,187,717)	(866,405)
Loss from equity investment	(4,333)	—	(107,930)	—
Other income	840,490	97,580	824,236	112,753
TOTAL OTHER INCOME (EXPENSES)	218,410	(389,251)	(471,411)	(690,842)

LOSS BEFORE INCOME TAXES	(1,308,467)	(303,479)	(2,772,848)	(1,002,028)

BENEFIT FROM INCOME TAXES	(436,755)	(126,034)	(1,092,798)	(415,842)

NET LOSS	(871,712)	(177,445)	(1,680,050)	(586,186)

Less: preferred stock dividends	—	452,845	—	477,845

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS	$(871,712)	$(630,290)	$(1,680,050)	$(1,064,031)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.05)	$(0.04)	$(0.10)	$(0.06)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and Diluted	17,522,239	17,233,917	17,574,230	17,228,499

The accompanying notes are an integral part of these condensed consolidated financial statements

PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2009
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

BALANCE - January 1, 2009	17,626,799	$17,627	$13,803,474	$(1,365,179)	$12,455,922

Issuance of common stock for legal settlement	30,000	30	29,970	—	30,000
Issuance of common stock to consultants	50,000	50	49,950	—	50,000
Retirement of common stock	(200,000)	(200)	(199,800)	—	(200,000)
Net loss	—	—	—	(1,680,050)	(1,680,050)

BALANCE - June 30, 2009	17,506,799	$17,507	$13,683,594	$(3,045,229)	$10,655,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,680,050)	$(586,186)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,297,379	1,287,159
Other intangible assets amortization	265,898	239,439
Deferred financing cost amortization	181,635	51,277
Interest expense for accretion of warrant and debt discount	143,602	74,771
Interest expense for Series B preferred stock payment-in-kind	132,858	82,089
Impairment of idle equipment	—	412,500
Provision for doubtful accounts	287,157	41,647
Gain on sale of property and equipment	(11,416)	(256,345)
Change in fair value of derivatives and other assets and liabilities measured at fair value	(5,778)	—
Restricted stock grant	80,000	74,000
Change in fair value of warrants with contingent redemption provisions	(345,317)	—
Deferred income taxes	(1,092,798)	(165,000)
Changes in operating assets and liabilities
Accounts receivable	(1,025,623)	661,558
Inventories	(315,996)	(12,107)
Prepaid expenses and other current assets	821,350	275,188
Deposits and other assets	(315,071)	190,271
Restricted cash	602,348	—
Accounts payable	992,745	435,513
Accrued expenses and other current liabilities	(810,537)	(1,411,892)
Accrued disposal costs	(125,432)	(1,014,936)
Due from affiliates	(181,607)	—
Income taxes payable	—	(1,024,603)

TOTAL ADJUSTMENTS	575,397	(59,471)

NET CASH USED IN OPERATING ACTIVITIES	(1,104,653)	(645,657)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses and assets	—	(44,803)
Payments for pending acquisitions	—	(448,895)
Acquisitions of property and equipment	(51,943)	(509,737)
Proceeds from sale of equipment	25,373	573,670

NET CASH USED IN INVESTING ACTIVITIES	(26,570)	(429,765)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of (advances for) related party loans	28,052	(57,822)
Net borrowings (repayments) on line of credit	1,956,425	(647,832)
Repayment of notes payable	(25,068)	(515,202)
Repayment of long-term debt	(765,759)	(854,880)
Proceeds from equipment financing	—	200,000
Financing fees incurred	(75,000)	(506,579)
Retirement of common stock	(200,000)	—
Private placements of common and preferred stock	—	6,300,000
Dividends paid on Series A preferred stock	(25,000)	(75,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	893,650	3,842,685

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(237,573)	2,767,263

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	900,744	1,885,014

CASH AND CASH EQUIVALENTS - END OF PERIOD	$663,171	$4,652,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
SUPPLEMENTARY INFORMATION
Cash paid during the periods for:
Interest	$989,066	$629,935
Income taxes	$11,900	$941,439

Non-cash investing and financing activities:
Debt and other liabilities incurred in acquisition of businesses and asset purchases	$—	$3,543,991
Acquisitions of businesses and assets in exchange for shares of common stock	$—	$74,500
Property and equipment financed with debt	$—	$428,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Business Operations and Consolidation

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

The Company’s reportable segments are strategic business units that offer environmental services within the Company’s continuum of environmental strategies. With respect to the three and six months ended June 30, 2009 and 2008, the Company had five reportable segments: Transportation and Disposal, Treatment and Recycling, Environmental Services, Materials and Concrete Fibers.  The Concrete Fibers segment was formed effective on April 1, 2008 with the acquisition of Nycon, Inc. (Note 3).

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

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

These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the condensed consolidated financial statements and to make them not misleading. The interim operating results for the three and six months ended June 30, 2009 and June 30, 2008 are not necessarily indicative of operating results expected for the full year.  For further information refer to the Company’s consolidated financial statements and footnotes thereto as of December 31, 2008 and 2007 and for the years then ended contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Commission on March 31, 2009.

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

Inventories

Inventories are valued at the lower of cost or market by the weighted average cost method and are comprised of crushed rock, recycled oil, and concrete fibers which are considered finished products.  The value of the inventories as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
	(unaudited)
Recycled oil	$284,443	$248,151
Crushed rock	363,227	64,500
Concrete fiber	207,269	226,292
Totals	$854,939	$538,943

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

The Company’s computation of diluted EPS excludes 20,000 shares of Series A redeemable convertible preferred stock for the three and six months ended June 30, 2008 (which shares were not outstanding at December 31, 2008) since its effect was anti-dilutive due to the Company’s net loss.  Additionally, 1,091,818 common stock purchase warrants were excluded from the determination of diluted EPS for three and six months ended June 30, 2009 and 2008 as their effect is also anti-dilutive.

Recently Issued Accounting Pronouncements

Business Combinations.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R will have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. The Company adopted SFAS 160 beginning on January 1, 2009. As a result, the Company is required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company is also required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

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

Intangible Assets.  In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles (“GAAP”). FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted.  The adoption of FSP FAS 142-3 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Share Based Payments.  On June 16, 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform with the provisions of FSP No. EITF 03-6-1. The adoption of FSP EITF 03-6-1 did not have any impact on the Company’s consolidated financial statements as there were no unvested share-based payment awards outstanding.

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

Impairment.  In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2). FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not currently have any outstanding debt securities, therefore the adoption of FSP 115-2 and 124-2 did not have an impact on the consolidated financial statements.

Fair Value.   In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements For Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by FSP 157-1 and FSP 157-2) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated financial position or results of operations.  The remaining aspects of SFAS 157 for which the effective date was deferred under FSP 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived assets groups measured at fair value for an impairment assessment.  The effects of these remaining aspects of SFAS 157 have been applied to fair value measurements prospectively beginning January 1, 2009, and did not have a material impact on the Company’s consolidated financial position or results of operations.

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

 In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP 157-4 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements.  FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009.  The Company adopted FSP 107-1 and 28-1 on June 15, 2009, and has included the additional interim disclosures as required by this FSP within the notes to the condensed consolidated financial statements as of June 30, 2009 and for the six months then ended.  See Note 10 to the condensed consolidated financial statements for more information.

Subsequent Events.  In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 was effective for interim and annual periods ending after June 15, 2009.   As required by SFAS 165, Subsequent Events, the Company has evaluated subsequent events through August 19, 2009, which is the date its condensed consolidated financial statements were issued.

Transfers of Financial Assets.  In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   The Company does not currently engage in the transfer of financial assets and therefore, does not expect that the adoption of SFAS 166 will have a material impact on the Company’s consolidated financial statements.

Consolidation.  In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect that the adoption of SFAS 167 will have a material impact on the Company’s consolidated financial statements.

Standards Codification.  In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” Under SFAS 168, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, except as to certain nonpublic nongovernmental entities. The Company does not expect that the adoption of SFAS 168 will have a material impact on the Company’s consolidated financial statements.

The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three and six months ended June 30, 2009 and the year ended December 31, 2008, and it does not believe that any of those pronouncements will have a significant impact on the Company’s condensed consolidated financial statements at the time they are issued.

NOTE 3 - Nycon Acquisition and Pro Forma Results

Effective April 1, 2008, New Nycon, a wholly owned subsidiary of the Company, completed the purchase of specified assets from Nycon, Inc. (“Nycon”), a concrete reinforcing fiber company headquartered in Westerly, Rhode Island.  Prior to this acquisition, Nycon was engaged in the business of processing, packaging and selling reinforcing fibers used as a component of concrete materials.  Pursuant to the terms of the purchase agreement, the Company acquired Nycon’s accounts receivable, equipment and all intangible assets and intellectual property.    In connection with the purchase of Nycon and formation of New Nycon, the Company entered into an exclusive licensing agreement with the holder of a patent covering the process for making and using reinforcing fiber for concrete materials from post-consumer carpet waste as a substitute for new fibers.  During the term of the license agreement, the Company will pay to the licensor an annual royalty fee equal to 30% of New Nycon’s earnings before taxes, depreciation and amortization, and the Company also paid the patent holder 15,000 shares of its common stock, which shares were placed in escrow pending the satisfaction by New Nycon of certain financial objectives. The license agreement terminates upon the expiration of the last of the licensor’s patent rights covered by the agreement, which with respect to the process patent is currently expected to be 2023.  In June of 2009, the Company and the former owner of Nycon amended the asset purchase agreement thereby reducing the purchase price to $600,000 and the earn-out rate from 20% to 12.5%.  This amendment resulted in a pro-rata reduction of the intangible assets and a corresponding reduction of the contingent consideration.

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

For the Six Months ended June 30, 2008
(unaudited)
Pro Forma
Combined (a) (b) (c) (d)
Revenue	$32,773,756
Loss from operations	$(507,507)
Loss before income tax benefit	$(1,168,425)

Net loss	$(683,528)

Per common share data
Net loss from operations – Basic and Diluted	$(0.04)
Weighted Average Shares
Basic and Diluted	17,249,521

(a)	Historical information includes the operating results of Pure Earth for the six months ended June 30, 2008.

(b)
Pro forma information and the pro forma adjustments include the operating results of Nycon for the six months ended June 30, 2008, including the operating results and pro forma adjustments from January 1, 2008 through the date of acquisition on April 1, 2008.

(c)
There were no pro forma adjustments to be presented for the three months ended June 30, 2008 or for the three and six months ended June 30, 2009, as the historical information includes the operating results of Nycon for this period.

(d)
The pro forma adjustments consist of additional depreciation and amortization expense in relation to the step-up in basis of the property and equipment and intangible assets of Nycon and the corresponding adjustments to the income tax benefit.

NOTE 4 - Concentrations of Credit Risk

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

Credit risk with respects to accounts receivable was concentrated with three customers at June 30, 2009.   These customers accounted for approximately $3,126,854 (29%) of the accounts receivable at June 30, 2009. The Company performs ongoing credit evaluations of its customers’ financial condition and if necessary would require collateral to mitigate its credit risk. Three customers accounted for $6,064,392 (25%) of the Company’s revenue during the six months ended June 30, 2009 and $2,259,624 (19%) of its revenue during the three months ended June 30, 2009.  These revenues were reported as a component of the Treatment and Recycling and Transportation and Disposal segment revenues.   One customer accounted for $1,813,915 (19%) and $4,017,367 (12%) of its revenue during the three and six months ended June 30, 2008, respectively.  These revenues were reported as a component of the Transportation and Disposal segment revenues.  The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations.  The breakdown of revenue between these customers was as follows:

	Three Months Ended June 30, 2009	Percentage of Revenue	Three Months Ended June 30, 2008	Percentage of Revenue
Customer A	$930,944	8%	-	-
Customer B	400,936	3%	-	-
Customer C	927,744	8%	-	-
Customer D	—	—	$1,813,915	19%
Total	$2,259,624	19%	$1,813,915	19%

	Six Months Ended June 30, 2009	Percentage of Revenue	Six Months Ended June 30, 2008	Percentage of Revenue
Customer A	$1,176,557	5%	-	-
Customer B	1,929,100	8%	-	-
Customer C	2,958,735	12%	-	-
Customer D	—	—	$4,017,367	12%
Total	$6,064,392	25%	$4,017,367	12%

NOTE 5 - Intangible Assets

Below is a summary of intangible assets at June 30, 2009 and December 31, 2008:

	Balance as of June 30, 2009 (Unaudited)			Balance as of December 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite Lives:
Customer lists	$2,000,002	$(608,227)	$1,391,775	$2,117,552	$(490,683)	$1,626,869
Other intangible assets	2,090,551	(461,014)	1,629,537	2,273,001	(312,660)	1,960,341
	4,090,553	(1,069,241)	3,021,312	4,390,553	(803,343)	3,587,210
Indefinite Lives:
Permits	2,200,000	—	2,200,000	2,200,000	—	2,200,000

Total	$6,290,553	$(1,069,241)	$5,221,312	$6,590,553	$(803,343)	$5,787,210

Amortization expense of intangible assets was $265,899 and $239,439 for the six months ended June 30, 2009 and 2008, respectively, and $132,950 and $153,897 for the three months ended June 30, 2009 and 2008.

Expected future amortization expense for amortizable intangible assets with finite lives is as follows for periods subsequent to June 30, 2009:

Twelve months ending June 30,
2010	$499,293
2011	499,293
2012	499,293
2013	381,779
2014	295,544
Thereafter	846,110
$3,021,312

NOTE 6 – Idle Machinery

Included in the acquisition of Casie Group on March 30, 2007, was equipment having a fair value of $8,450,000, which had not been placed into use at that time.  During the three and six months ended June 30, 2008, the Company recorded approximately $0.4 million of impairment charges relating to this idle machinery as a result of the overall softening of the overall economy.  Effective April 30, 2009, the Company placed into service approximately $2.0 million of this equipment that was previously classified as idle.

NOTE 7 - Line of Credit

The Company has a $7,500,000 line of credit with a bank expiring on October 23, 2009.  The line of credit is used to fund working capital needs.  The line of credit bears interest at the bank’s prime rate, subject to a minimum of 5%, plus 5.75% (10.75% at June 30, 2009) and outstanding borrowings are collateralized by eligible accounts receivable and inventories as defined in the agreement.  Outstanding borrowings on the line were $2,364,247 at June 30, 2009 and $407,822 at December 31, 2008.  These borrowings were collateralized by $6,608,932 and $3,349,812 of eligible trade accounts receivable as of June 30, 2009 and December 31, 2008, respectively.  This line of credit is subject to a borrowing base limitation, outstanding letters of credit and loan reserves.  As of June 30, 2009, the borrowing base limitation was approximately $5.6 million and the Company had aggregate required loan reserves and letters of credit of $1.9 million.

On March 13, 2009, the Company completed an amendment of this revolving line of credit.  Certain provisions of this amendment had been effective under a prior letter agreement with the lender since October 21, 2008.  The amendment to the Pure Earth revolving line of credit agreement added Casie Group and the Company’s other subsidiaries as borrowers, and the accounts receivable and inventory of these entities have become collateral and, to the extent eligible, part of the available borrowing base.  As a result, as of March 13, 2009, $2.2 million of borrowing availability was added to the revolving line of credit.   The Company incurred costs of approximately $376,000 in relation to the establishment of this line of credit and subsequent amendments thereto.  The Company recorded these fees as deferred financing costs to be amortized over the term of the financing or expensed immediately upon extinguishment.

Under the line of credit agreement, the Company is subject to financial covenants requiring the maintenance of certain financial ratios relating to tangible net worth and capital expenditures, as well as certain other customary affirmative and negative non-financial covenants.  These financial covenants were amended on March 13, 2009, resulting in additional financial covenants, including maintaining minimum adjusted net income, specified debt service coverage ratios and minimum availability requirements.  The minimum adjusted net income and debt service coverage ratio covenants went into effect beginning with the quarter ending June 30, 2009.  The existing tangible net worth covenant and the capital expenditures limitation were also amended.

As of June 30, 2009, the Company was not in compliance with the minimum adjusted net income and debt service coverage ratio covenants and as a result, under the revolving line of credit agreement, events of default were deemed to have occurred.  On August 18, 2009, the Company entered into an amendment of this revolving line of credit agreement.  This amendment includes the following provisions:

•	The existing events of default were waived by the lender, retroactively effective as of June 30, 2009.

•
The maximum line of credit amount was reduced from $7,500,000 to $4,700,000 and lender-imposed loan reserves and letters of credit totaling $1,890,000 were removed, including the requirement to maintain minimum availability of $500,000.  These changes did not materially impact the Company’s borrowing availability which was approximately $1.5 million both prior to and subsequent to this amendment.

•
The interest rate under this line of credit was increased to the bank’s prime rate, subject to a minimum of 5%, plus 5.75%, or 10.75% as of August 18, 2009.  This increase will be retroactively applied to June 1, 2009.

•	The lender has prohibited the Company from making any cash payments to the holder of the Series B Preferred Stock during the remainder of the loan term.

The additional terms and provisions of this amendment were intended to reduce the lenders maximum potential exposure under this agreement, and did not have a material impact on the Company’s borrowing availability, which was approximately $1.5 million, both prior to and subsequent to the execution of this amendment.  The revolving line of credit is currently set to terminate on October 23, 2009, therefore the Company is currently in discussions with several potential new lenders.  The Company believes that a new lender can be in place prior to the expiration date of the existing revolving line of credit.

The lender-imposed prohibition on the cash payment of dividends to the Series B Preferred stockholder would have constituted an event of noncompliance under the Series B Preferred Stock investment agreement and related agreements for amounts due and payable on September 30, 2009.  However, on August 18, 2009, the Company and the holder of the Series B Preferred Stock agreed that in lieu of making the coupon payment otherwise due on September 30, 2009, the Company shall instead pay the holder of the Series B Preferred Stock the coupon payment, plus 14% interest per year thereon, either:

a)	in one lump sum representing the full coupon payment plus accrued interest on November 30, 2009; or

b)
if the Company refinances its outstanding revolving line of credit with an alternative lender prior to such dates, then any unpaid portion of the coupon payment, plus accrued interest, shall be paid on the date such refinancing is consummated.

NOTE 8 - Long-Term Debt and Notes Payable

At June 30, 2009 and December 31, 2008, long-term debt consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Casie Group term loan	$7,453,776	$7,927,349
Equipment term loan	1,360,173	1,603,204
Various equipment notes payable	40,273	50,062
Casie Group notes payable	282,475	327,619
Nycon assumed liabilities	75,000	75,000
Total	9,211,697	9,983,234
Less current portion	(1,602,887)	(1,556,494)

Long-term portion	$7,608,810	$8,426,740

Future maturities of long-term debt at June 30, 2009 are as follows:

Twelve months ending June 30,
2010	$1,602,887
2011	1,796,637
2012	1,462,636
2013	1,190,525
2014	1,250,609
Thereafter	1,908,403
$9,211,697

NOTE 9 - Officer Loans and Related Party Transactions

As of June 30, 2009, the Company had a note payable to a former owner of Casie Group in the principal amount of $1,011,348.  The note payable bears interest at 6.77% per annum and is subject to repayment, including accrued interest, based upon the following schedule:

Twelve Months Ending June 30,
2010	333,000
2011	678,348

$1,011,348

Under the stock purchase agreement, the Company must repay $333,000 of the principal on December 31, 2009, with the remainder of principal and all accrued but unpaid interest due and payable on December 31, 2010, subject to approval by its lender.  On June 17, 2009, the Company issued a notice of setoff to the former owner of Casie Group notifying him of the Company’s intent to setoff post-closing claims in the amount of $1,144,984 against this note payable and shares of Pure Earth common stock that may otherwise be due to the former owner as permitted under the stock purchase agreement.  Effective on June 27, 2009, the Company offset the amounts due to the former owner under this note payable against the post-closing claims.  The former owner of Casie has denied the validity of these post-closing claims.  The ultimate outcome of these post-closing claims remains uncertain, and therefore the note payable will remain outstanding on the Company’s consolidated financial statements until either a settlement with the former owner is reached or the Company is legally released from this obligation.

As of June 30, 2009, the Company had approximately $0.5 million in due from affiliates, which consists of amounts due from Casie Group to a joint venture, Advanced Catalyst Recycling LLC (“ACR”), in which it owns a non-controlling 50% interest.  The $0.5 million reflects the value of goods and services performed and provided by Casie Group to the joint venture, for which Casie Group has not yet been compensated.

NOTE 10 – Fair Value Measurements

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

The Company uses a derivative financial instrument in the form of an interest-rate swap to manage its exposure to the effects of changes in market interest rates as they relate to the Susquehanna term loan which has an adjustable rate of interest based upon the LIBOR.  The Company entered into this interest-rate swap under which we pay a fixed annual rate of interest of 6.10% and receive payments from the counterparty based upon the substantially the same LIBOR terms as the Susquehanna term loan, thereby effectively converting our adjustable rate payments into a fixed rate instrument.

The outstanding derivative is recorded on the consolidated balance sheets at its fair value as a liability at June 30, 2009. Because the Company’s derivative is not listed on an exchange, the Company values this instrument using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data.  The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.

In connection with the Susquehanna refinancing and entering into the interest-rate swap described above, the Company elected to measure the Susquehanna term loan at fair value, pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which was adopted concurrently with this transaction.  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value. The Company’s election was made specifically for this liability and was not elected for the Company’s other debt instruments or liabilities.  The Company’s fair value election for the Susquehanna term loan is intended to better reflect the underlying economics of the term loan and its relationship to the corresponding interest-rate swap and allows the Company to record any change in fair value of this liability as a gain or loss within the Company’s consolidated statement of operations, along with gains or losses resulting from changes in fair value of the interest rate swap.  Because the Company’s Susquehanna term loan is not listed on a public exchange, the Company values this liability using an internal valuation model with significant pricing inputs that are not fully observable in the marketplace.

Assets and liabilities measured at fair value on a recurring basis or elected to be measured at fair value under SFAS 157 include the following as of June 30, 2009:

	Fair Value Measurements Using:			Assets / Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets:
	—	—	—	—
Liabilities:
Interest-rate swaps	—	$268,186	—	$268,186
Susquehanna term loan	—	—	7,185,589	7,185,589

During the three and six months ended June 30, 2009, the Company recorded a net loss of $16,254 and a net gain of $5,778, respectively as a result of changes in the fair value its outstanding interest-rate swap and the Susquehanna term loan.  These gains and losses were recorded as components of other income within the Condensed Consolidated Statements of Operations.

NOTE 11 – Income Taxes

For the three and six months ended June 30, 2009 the Company recognized an income tax benefit of $436,755 and $1,092,798, respectively based upon effective tax rates of 33% and 39%.  The Company’s deferred income tax liabilities decreased by $1.1 million from December 31, 2008 to June 30, 2009 as a result of the additional net operating losses, which will offset these future income tax liabilities. The Company recognized an income tax benefit of $126,034 and $415,842 for the three and six months ended June 30, 2008, respectively, which was based upon an effective tax rate of approximately 42%.  The decrease in the Company’s effective tax rate from 42 % for the six months ended June 30, 2008, to 39% for the six months ended June 30, 2009, is primarily the result of an estimated pre-tax loss for the 2009 reporting year, as compared to estimated pre-tax income for the 2008 reporting year.

NOTE 12- Stockholders’ Equity

Common Stock

On April 20, 2009, the Company retired 200,000 shares of its outstanding common stock, which were previously pledged as collateral for reimbursement of the $200,000 payment made by the Company on behalf of the former owners of Juda for the settlement of the pension liability lawsuit for union truckers.   Subsequent to the retirement of these shares the Company has 75,000 shares of its common stock remaining as collateral from the former owners of Juda which were pledged against any future remaining liabilities.  See Note 14 to the condensed consolidated financial statements for more information.

On May 26, 2009, the Company issued 30,000 shares of common stock valued at $1.00 per share to an individual in exchange for the settlement of outstanding litigation against the Company.

On May 29, 2009, the Company issued a total of 50,000 shares of common stock valued at $1.00 per share to two consultants for marketing services received.

Series B Preferred Stock and Warrants

On March 4, 2008, the Company sold and issued to Fidus Mezzanine Capital, L.P. (“Fidus”), a Delaware limited partnership, 6,300 shares of its Series B Preferred Stock and a Warrant to purchase 767,375 shares of the Company’s common stock for an aggregate purchase price of $6,300,000.  The Company accounts for its preferred stock based upon the guidance enumerated in SFAS 150 and EITF Topic D-98.  The Series B Preferred Stock is mandatorily redeemable on March 3, 2013 and therefore is classified as a liability instrument on the date of issuance.  The Warrants issued in connection with the Series B Preferred Stock provide the holders with a put option that is exercisable upon the occurrence of certain specified events and at the discretion of the holder.  The Company evaluated the Warrants and the put option pursuant to EITF 00-19 and determined that the Warrants should be classified as assets or liabilities because they contain redemption rights that are not solely within the Company’s control as of the date of issuance and at December 31, 2008.  Accordingly, the Company recorded the Warrants at their estimated fair value of $2,263,223 on the date of issuance.  The remainder of the $6,300,000 in proceeds received, or $4,036,777, was allocated to the mandatorily redeemable Series B Preferred Stock.  As of June 30, 2009, the carrying value of the mandatorily redeemable preferred stock was $4,723,897.

The Company calculated the fair value of the warrants at the date of issuance and in subsequent reporting periods, using the Black-Scholes option pricing model with market based assumptions.  The change in fair value of the Warrants issued in connection with the Series B Preferred Stock from December 31, 2008 to June 30, 2009, was a decrease of approximately $345,000 from $1.1 million as of December 31, 2008 to $0.8 million as of June 30, 2009.  This change in fair value of the Warrants was reflected as a component of other income within the statement of operations for the three and six months ended June 30, 2009.

NOTE 13 - Commitments and Contingencies

Leases
The Company leases facilities, vehicles, and operating equipment under certain non-cancelable operating leases that expire beginning in July 2009 through December 2013.

Minimum future lease payments are as follows:

Twelve months ending June 30,
2010	$1,405,942
2011	784,475
2012	460,030
2013	226,106
2014	-
Thereafter	-
$2,876,553

The Company incurred rent expense of approximately $751,000 and $693,000 for the six months ended June 30, 2009 and 2008, respectively, $368,000 and $ $382,000 for the three months ended June 30, 2009 and 2008, respectively.

Government Regulation, State and Local Compliance
The Company is subject to extensive and evolving federal, state and local environmental, health, safety and transportation laws and regulation.  These laws and regulations are administered by the Environmental Protection Agency and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.  The Company maintains various licenses and permits with these agencies that are subject to periodic renewal, and without these licenses and permits, the Company’s operations would be materially affected.  In June of 2009, the Casie Group settled outstanding fines and compliance issues with various state and local authorities for approximately $228,000 and for which a $624,300 liability was previously recorded as part of the Casie Group’s opening balance sheet.  The settlement of these compliance issues and fines resulted in a reduction of the liability of approximately $396,000, which was recorded as a component of other income for the three and six months ended June 30, 2009.  As of June 30, 2009, the Company believes it has substantially remediated all prior deficiencies and is in good standing with all state and local jurisdictions.

Employment Agreements
The Company has entered into employment agreements with several of its key executives, officers, and employees, as well as consulting agreements with third parties.  These agreements provide for approximately $1.7 million in aggregate annual compensation and various additional bonuses based upon specific criteria payable in both cash and shares of common stock. The term of the employment agreements vary depending on the individual, the longest of which expire in June of 2013.  These agreements include employment contracts with the Company’s chief executive officer and chief financial officer for five-year terms, which were entered into on June 1, 2008. Effective June 1, 2009, our executive officers and other employees subject to employment agreements agreed to voluntarily reduce their salaries in an effort to reduce the Company’s operating expenses. These reductions will be in effect for 90 days after which time the executive officers and the Company will review the Company’s operating results to determine whether the salary reductions will continue beyond the 90 day period. All other terms and conditions in the executive officers’ and other employees’ employment contracts remain in effect. Payments under certain of these employment agreements are subject to acceleration clauses and termination provisions in the event of a change in control of the Company or termination without cause as defined by the agreements.

Remaining minimum future payments to key executives, officers, and employees are as follows:

Twelve Months Ending June 30,
2010	1,701,625
2011	1,158,250
2012	529,199
2013	555,750
$3,944,824

NOTE 14 - Litigation

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

Subsequent to the asset purchase of Soil Disposal Group, Inc. (“Soil Disposal”) in November of 2007, the former employer of the Soil Disposal sales representatives  and certain of its affiliates (the “Plaintiff”) filed a complaint against Pure Earth, PEI Disposal Group, Soil Disposal, the Soil Disposal sales representatives individually, the chief financial officer of Pure Earth personally, and other named parties (collectively the “Defendants”).  The complaint alleges, among other things, that the Defendants breached certain covenants not to compete and a non-solicitation covenant with respect to customers and employees of the Plaintiff.  The complaint also claims that Pure Earth interfered with contractual relations of the Plaintiff and aided and abetted the Soil Disposal sales representatives’ breach of certain fiduciary duties to the Plaintiff, unfair competition by the Defendants, and misappropriation of trade secrets and confidential information.  The Plaintiff also applied for a temporary restraining order (“TRO”) to prevent the consummation of the transaction and restrict the subsequent business activities of the Defendants, which was dismissed.

In September 2008, the Plaintiff amended its claim and also moved to compel the Company and the other Defendants to produce additional documents.  The Defendants opposed these motions and cross-moved for summary judgment dismissing the case.  On April 15, 2009, the court referred the case to an alternative dispute resolution program for a 45-day period during which time the parties will attempt to resolve the case. In the meantime the court, at the Defendants’ request, ordered a stay of all further discovery.  The Defendants and the Plaintiff were unable to resolve this litigation during this time period, and in June 2009, the court ordered that the Defendants comply with the Plaintiff’s request for discovery and interrogatories.  The Company and the other Defendants deny liability and are vigorously defending all claims.

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

On January 10, 2008, a lawsuit was filed in the state of New Jersey, whereby the plaintiffs alleged that Pure Earth and certain former employees and current officers of Pure Earth spread false rumors and defamed the plaintiffs in connection with carrying out a waste disposal contract.  The plaintiffs are seeking compensatory damages for costs incurred, lost business, punitive damages and attorney’s fees.  On March 16, 2009, the Company agreed to settle this matter for 30,000 shares of Pure Earth common stock and entered into an agreement with the plaintiff whereby Casie Group will accept a specified quantity of soils from the plaintiff at a stated price.  The Company issued the 30,000 shares of Pure Earth common stock to the plaintiff in settlement of this case on May 28, 2009.

In September of 2007, PE Disposal began transportation and disposal work on a large construction job in New York City to redevelop several city blocks.  Beginning in September 2007 and through September 30, 2008, PE Disposal billed a total of $9.2 million to this customer for which it received payments totaling $7.3 million, leaving an outstanding receivable balance of $1.9 million.  In addition, PE Disposal also billed an additional $0.9 million in September of 2008 relating to this same job through another one of its major customers, which is also outstanding as of June 30, 2009 and for which PE Disposal has a payment bond in the amount of $0.9 million in place.  In August of 2008, the Company was notified by the customers that they were stopping payment due to a dispute over the tonnage of material removed from the construction site.  PE Disposal promptly ceased work on the job and filed a mechanics’ lien on the properties in September of 2008.  In December of 2008, PE Disposal filed three lawsuits in the Supreme Court for the State of New York, County of New York, against these customers and other lien holders, alleging that approximately $2.8 million in amounts owed to us for transportation and disposal fees, plus applicable interest, have not been paid.  PE Disposal sought to foreclose on a mechanics’ lien and alleged breach of contract, unjust enrichment and account stated claims.  Certain of the defendants have filed counterclaims against PE Disposal for breach of contract, fraud and willful lien exaggeration, and seek at least $2.0 million in damages in each of the three cases, plus punitive damages and attorneys’ fees in an amount to be proven at trial.  On May 29, 2009, the Company agreed to a settlement whereby it will receive a total of $2.0 million in satisfaction of the $2.8 million of outstanding accounts receivable and dismissal of the counterclaims.  Of this settlement amount, $1.0 million was to be received within 15 days of the final settlement and the remaining $1.0 million is scheduled to be repaid in 18 monthly installments of $55,556 beginning on September 1, 2009.  On July 1, 2009, the Company received the first installment of $1.0 million.  The remaining $1.0 million note receivable is secured by approximately $888,000 in payment bonds held by the Company in the event of nonpayment by the customers.

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

NOTE 15 - Segment Reporting

During the three and six months ended June 30, 2009 and 2008, the Company and management have organized its operations into five reportable business segments: Transportation and Disposal, Materials, Environmental Services, Treatment and Recycling and Concrete Fibers. Prior to the acquisition of Nycon, Inc. effective April 1, 2008, the Company and management organized its operations into four reportable business segments: Transportation and Disposal, Materials, Environmental Services, and Treatment and Recycling.  Certain income and expenses not allocated to the five reportable segments and intersegment eliminations are reported under the heading “Corporate and Other”.  The performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”).

Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2009 is shown in the following table:

Three Months Ended June 30, 2009	Transportation and Disposal	Materials	Environmental Services	Treatment and Recycling	Concrete Fibers	Corporate and Other (a), (b)	Total (d)
Third Party Revenues	$5,883,803	$820,040	$111,486	$4,744,896	$439,126	$—	$11,999,351
Intercompany Revenues (b)	261,885	51,966	1,655	385,206	-	(700,712)	-
Total Revenues	6,145,688	872,006	113,141	5,130,102	439,126	(700,712)	11,999,351

Third Party Cost of Revenues	4,617,795	791,114	103,357	4,640,462	328,654	—	10,481,381
Intercompany Cost of Revenues	680,824	—	523	19,365	—	(700,712)	-
Total Cost of Revenues	5,298,618	791,114	103,880	4,659,827	328,654	(700,712)	10,481,381
Gross Profit Margin	847,070	80,892	9,261	470,275	110,472	—	1,517,970

Operating Expenses	1,046,333	161,785	91,652	869,392	199,924	675,761	3,044,847
Loss from Operations	$(199,263)	$(80,893)	$(82,391)	$(399,117)	$(89,452)	$(675,761)	$(1,526,877)

Adjusted EBITDA	$(29,864)	$(35,557)	$(64,403)	$553,433	$(40,756)	$(242,005)	$140,848

Reconciliation to Consolidated Statement of Operations:
Depreciation and Amortization (c)	169,398	45,335	17,989	538,503	48,695	11,648	831,568
Interest Expense	-	-	925	129,288	577	486,957	617,746
Loss before Provision for Income Taxes	(199,263)	(80,893)	(83,317)	_____(114,358)	(90,028)	(740,610)	(1,308,467)

Six Months Ended June 30, 2009	Transportation and Disposal	Materials	Environmental Services	Treatment and Recycling	Concrete Fibers	Corporate and Other (f), (g)	Total (i)
Third Party Revenues	$10,422,802	$1,425,957	$359,199	$11,110,896	$747,642	$—	$24,066,496
Intercompany Revenues (f)	261,885	256,546	1,655	648,500	—	(1,168,586)	—
Total Revenues	10,684,687	1,682,503	360,854	11,759,396	747,642	(1,168,586)	24,066,496

Third Party Cost of Revenues	7,891,208	1,463,583	311,384	10,026,900	579,364	—	20,272,439
Intercompany Cost of Revenues	1,147,565	—	1,656	19,365	—	(1,168,586)	—
Total Cost of Revenues	9,038,773	1,463,583	313,040	9,046,265	579,364	(1,168,586)	20,272,439
Gross Profit Margin	1,645,914	218,920	47,814	2,109,481	168,278	—	3,794,057

Operating Expenses	1,771,685	2 75,753	211,215	1,713,131	442,560	1,542,038	6,095,494
Loss from Operations	$(125,771)	$(56,833)	$(163,401)	$(139,111)	$(274,282)	$(1,542,038)	$(2,301,437)

Adjusted EBITDA	$213,024	$32,165	$(128,391)	$1,138,452	$(180,467)	$(1,096,635)	$(21,852)

Reconciliation to Consolidated Statement of Operations:
Depreciation and Amortization (h)	338,796	88,998	35,009	983,364	93,815	23,295	1,563,278
Interest Expense	—	—	1,965	266,878	1,019	917,856	1,187,717
Loss before Provision for Income Taxes	$(125,7721	$(56,833)	$(165,365)	$(111,790)	$(275,301)	$(2,037,786)	$(2,772,847)
Capital Expenditures (e)	$-	$35,326	$-	$-	$14,419	$-	$49,486
Total Assets	$9,856,543	$1,613,265	$1,619,034	$26,536,940	$1,677,377	$2,165,420	$43,468,578
Goodwill	$-	$-	$759,694	$-	$-	$-	$759,694

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

(c)	Includes depreciation and amortization expense classified above as a component of cost of sales and operating expenses.

(d)	The “Consolidated Total Assets” above reflects the elimination of $5,153,774 of the Company’s investment in subsidiaries and intersegment receivables.

(e)
Includes non-cash items and assets acquired through acquisition.  Capital expenditures are reported in the Company’s operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2008 is shown in the following tables:

Three months ended June 30, 2008	Transportation and Disposal	Materials	Environmental Services	Treatment and Recycling	Concrete Fibers	Corporate and Other (a), (b)	Total (d)
Third Party Revenues	$9,669,386	$387,930	$453,333	$6,728,609	$651,827	$—	$17,891,087
Intercompany Revenues (b)	27,170	312,823	—	560,770	-	(900,763)	-
Total Revenues	9,696,556	700,753	453,333	7,289,379	651,827	(900,763)	17,891,087

Third Party Cost of Revenues	6,774,515	950,271	406,269	5,369,551	560,753	—	14,061,359
Intercompany Cost of Revenues	854,412	—	(138)	46,350	—	(900,624)	-
Total Cost of Revenues	7,628,927	950,271	406,131	5,415,901	560,753	(900,624)	14,061,359
Gross Profit (Loss) Margin	2,067,629	(249,518)	47,202	1,873,478	91,074	(139)	3,829,728

Operating Expenses	876,796	159,292	89,501	1,431,061	193,641	993,665	3,743,956
Income from Operations	1,190,834	(408,810)	(42,300)	442,417	(102,565)	(993,804)	85,772

Adjusted EBITDA	1,369,020	(320,741)	(24,064)	984,746	(40,185)	(1,002,941)	965,836

Reconciliation to Consolidated Statement of Operations:
Depreciation, Amortization and Impairment (c)	178,186	88,204	18,235	444,749	62,382	(9,275)	782,481
Interest Expense	-	-	1,740	94,068	2,388	388,634	486,830
Income before provision for income taxes	1,190,834	(408,945)	(44,039)	445,929	(104,955)	(1,382,300)	(303,479)

Six months ended June 30, 2008	Transportation and Disposal	Materials	Environmental Services	Treatment and Recycling	Concrete Fibers	Corporate and Other (a), (b)	Total (d)
Third Party Revenues	$16,883,409	$790,579	$1,260,492	$12,921,334	$651,829	$—	$32,507,643
Intercompany Revenues (b)	305,242	801,042	5,239	883,106	-	(1,994,629)	-
Total Revenues	17,188,651	1,591,621	1,265,731	13,804,440	651,829	(1,994,629)	32,507,643

Third Party Cost of Revenues	11,364,066	2,077,926	1,004,875	11,413,059	560,753	—	26,420,679
Intercompany Cost of Revenues	1,825,129	11,159	104,852	53,350	—	(1,994,490)	-
Total Cost of Revenues	13,189,196	2,089,085	1,109,727	11,466,409	560,753	(1,994,490)	26,420,679
Gross Profit (Loss) Margin	3,999,456	(497,464)	156,004	2,338,031	91,076	(139)	6,086,964

Operating Expenses	1,439,195	338,885	225,125	2,322,459	193,641	1,878,846	6,398,150
Income (Loss) from Operations	2,560,261	(836,349)	(69,121)	15,572	(102,565)	(1,878,984)	(311,186)

Adjusted EBITDA	2,924,794	(661,263)	(34,045)	996,095	(40,185)	(1,857,231)	1,328,165

Reconciliation to Consolidated Statement of Operations:
Depreciation, Amortization and Impairment (c)	364,533	175,221	35,076	867,768	62,382	21,617	1,526,598
Interest Expense	-	-	3,486	215,858	2,388	581,863	803,595
Income before provision for income taxes	2,560,261	(836,484)	(72,606)	(87,531)	(104,955)	(2,460,712)	(1,002,028)

Capital Expenditures (e)	$847	$94,649	$349,123	$441,804	$100,000	$51,360	$1,037,783

Total Assets (d)	$11,200,675	$1,263,934	$1,945,766	$29,577,766	$3,921,786	$5,447,600	$53,357,528

Goodwill	$—	$-	$759,964	$—	$-	$—	$759,964

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

(h)	Includes depreciation and amortization expense classified above as a component of cost of sales and operating expenses.

(i)	The “Consolidated Total Assets” above reflects the elimination of $4,962,771 of the Parent’s investment in subsidiaries and intersegment receivables.

(j)
Includes non-cash items and assets acquired through acquisition.  Capital expenditures are reported in the Company’s operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

For the three and six months ended June 30, 2009, the Company derived approximately $48,000 and $168,000 of its revenue (all within the Concrete Fibers segment) from customers located outside of the United States.  For the three and six months ended June 30, 2008, the Company derived all of its revenues (all within the Concrete Fibers segment) from customers located outside of the United States.   In addition at June 30, 2009 and December 31, 2008, all of the Company’s operations and long-lived assets were located in the United States.

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

Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to:

•	industry competition, conditions, performance and consolidation;

•	our ability to grow our business through the formation and acquisition of complementary businesses;

•	our ability to integrate the companies, assets and operations we have previously acquired;

•	our ability to replace our revolving line of credit by its maturity date on October 23, 2009;

•	legislative and regulatory developments;

•	weather conditions, including extremely harsh weather or natural disasters which may cause us to temporarily cease some or all of operations;

•	the effects of adverse general economic conditions, both within the United States and globally; and

•
other factors described in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K (File No. 0-53287) for the fiscal year ended December 31, 2008, as filed with the SEC on March 31, 2009, in this Quarterly Report on Form 10-Q, or in our other filings made with the SEC.

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

We operate in the following five reportable business segments, which serve as strategic business units through which our operations are generally organized:

•
Transportation and Disposal – We provide transportation and disposal services for excavated clean and contaminated soils from urban construction projects in the mid-Atlantic region and the New York metropolitan area.

•
Treatment and Recycling – We remove, process, treat, recycle and dispose of residual waste from a variety of different industrial and commercial sources, targeting customers along the U.S. eastern seaboard.  We also plan to recycle waste products with high BTU value into alternative fuels for consumers and other end users.

•	Environmental Services – We provide a wide range of environmental consulting and related specialty services, including:

•	environmental investigation, consulting and engineering services to commercial and residential customers; and

•	locating and acquiring Brownfield sites for subsequent development, restoration and potential resale, using capping material from our existing facilities or directly from our customer base.

•
Materials – We produce and sell recycled construction materials for a variety of construction and other applications, including crushed stone and recycled aggregate.  Our construction materials are produced to meet all prevailing specifications for their use.

•
Concrete Fibers –  Concrete Fibers is our newest segment, which was created with our acquisition of Nycon effective April 2008.  We recycle used carpet fibers into environmentally sustainable, or “green,” fiber material.  We also repack and distribute various other fibers as additives to concrete products.

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

We generate revenues and cash in each of our segments as follows:

•
Transportation and Disposal – Revenues and cash are derived generally from fees charged to our customers for the collection, transportation and disposal of contaminated and clean soils from urban construction projects in the mid-Atlantic region and the New York metropolitan area.

•	Treatment and Recycling – Our revenues and cash are earned primarily through the following channels:

•	fees earned as a disposal facility for treatment by thermal desorption of contaminated soils; and

•	performing recycling services, such as oil recycling, decontamination, wastewater cleanup, and laboratory analysis.

•
Environmental Services – We generate revenues from fees charged for our environmental consulting and related specialty services, including well-drilling and the disposal of medical waste.  We have recently acquired our first Brownfield site and plan to take steps to cap this property with soils from our Transportation and Disposal segment.  We estimate that we will begin generating revenues from our Brownfield operations in December of 2009 or the first quarter of 2010.

•
Materials – Revenues and cash are generated by charging fees to customers for the removal of construction materials, such as rock and aggregate, from jobsites.  These fees are based upon the quantity and weight of material removed and the distance of the jobsite from our rock crushing facility.  We then process the material at our rock crushing facility into various crushed stone products, which are then resold to customers for use in other construction projects.  We sell our crushed stone products by weight and at a unit price that varies depending on the product type.  Our Materials revenues are primarily dependent upon the level of construction services in and around New York City and the New York-New Jersey-Connecticut tri-state area, as well as the demand for crushed stone products used in those construction projects.

•
Concrete Fibers – We generate revenues and cash through the sale of packaged concrete fibers to construction companies, concrete manufacturers and wholesalers in the domestic and foreign marketplace.  The price at which we sell these fibers is determined based upon the type of fiber, the quantity of the order and the pricing of our competitors for similar products.  Our Concrete Fibers revenues are largely dependent upon the demand from the commercial and residential construction industries and prices set by the large companies that purchase our concrete fiber output.  Also, this segment’s ability to generate revenue depends upon our ability to negotiate favorable sales agreements with these companies and our ability to manage the costs of obtaining raw materials and selling our concrete fiber products.

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

We believe that the environmental services industry, especially in the eastern United States, is generally poised to expand in the near future for several reasons.  First, support for environmentally sustainable construction methods and materials has increased over the past few years, and we predict that this trend will continue in light of growing concerns regarding fuel availability and consumption, and the environmental impacts of industry and development

Second, the operation of commercial and industrial concerns in the northeastern United States over the last 50 to 100 years has created a large number of properties with environmental evaluation and waste disposal needs.  Cost-effective restoration of these properties will be viewed as a solution to the limited availability and high value of real estate in the northeastern United States.  Since 1995, federal and state support of Brownfield programs have served to promote and fund activities designed to efficiently clean up these properties and restore them to productive and revenue-generating use.  Finally, the increasing cost and declining capacity of landfills support the development of alternative technologies for the beneficial recycling and reuse of hazardous and other wastes, including soils, fuels, metals and wastewater.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses.  We make these estimates and assumptions because certain information that we use is dependent upon future events, cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies.  In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment.  Actual results could differ from the estimates and assumptions that we use in the preparation of our consolidated and condensed consolidated financial statements.  There have not been any significant changes to our critical accounting policies discussed under “Item 2.  Financial Information –Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009.

Results of Operations – Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Three Months Ended June 30,
	2009	2008
(in thousands, except share and per share data)	(unaudited)	(unaudited)
Revenues	$11,999	$17,891
Cost of revenues	10,481	14,061
Gross profit	1,518	3,830
Operating expenses:
Salaries and related expenses	1,410	1,779
Occupancy and other office expenses	233	273
Professional fees	463	559
Other operating expenses	594	229
Insurance	193	357
Depreciation and amortization	163	138
Impairment of idle machinery	--	412
(Gain) on sale of equipment	(11)	(3)
Total operating expenses	3,045	3,744
Income (loss) from operations	(1,527)	86
Interest expense, net	(618)	(487)
Loss from equity investment	(4)	--
Other income	840	98
Loss before (benefit from) income taxes	(1,309)	(303)
Benefit from income taxes	(437)	(126)
Net loss	(872)	(177)
Less preferred stock dividends	--	(453)
Loss available for common stockholders	$(872)	$(630)
Loss available for common stockholders per share (basic and diluted)	$(0.05)	$(0.04)
Weighted average shares of common stock outstanding during the period (basic and diluted)	17,522,239	17,233,917
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$141	$966

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

In addition, we also utilize EBITDA as a measure of our liquidity and our ability to meet our debt service obligations and satisfy our debt covenants, which are partially based on EBITDA.  See “ – Liquidity and Capital Resources – Summary of Cash Flows – Net Cash Used in Operating Activities.”

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

The following table presents a reconciliation of net loss, which is our most directly comparable GAAP operating performance measure, to EBITDA for the three months ended June 30, 2009 and June 30, 2008:

	Three Months Ended June 30,
	2009	2008
(in thousands)	(unaudited)	(unaudited)
EBITDA	$141	$966
Depreciation and amortization, including $669 and $644 of depreciation and amortization classified as a component of cost of revenues	832	782
Interest expense, net	618	487
Benefit from income taxes	(437)	(126)
Net loss	$(872)	$(177)

 Revenues

The following table sets forth information regarding our revenues, excluding intercompany revenues, by segment for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
(unaudited) (in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues
Transportation and Disposal	$5,884	49%	$9,669	54%
Treatment and Recycling	4,745	40%	6,729	38%
Environmental Services	111	1%	453	3%
Materials	820	7%	388	2%
Concrete Fibers	439	3%	652	4%
Total	$11,999	100%	$17,891	100%

Revenues decreased by $5.9 million, or 33%, from $17.9 million for the three months ended June 30, 2008 to $12.0 million for the three months ended June 30, 2009.  The revenue decrease in the second quarter of 2009 is primarily attributable to a $3.8 million decrease in revenues from the Transportation and Disposal segment and a decrease of $2.0 million in revenues from the Treatment and Recycling segment.  The Environmental Services and Concrete Fibers segments decreased by $0.3 million and $0.2 million, respectively, for the three months ended June 30, 2009.  These decreases were offset by an increase of $0.4 million in revenue from the Materials segment.

Revenues from our Transportation and Disposal segment decreased by $3.8 million, or 39%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  Revenues in both periods were driven largely by the demand for our Transportation and Disposal services in the New York metropolitan area.  We derived 24% and 43% of our Transportation and Disposal revenues for the three months ended June 30, 2009 and 2008, from five and four large customers, respectively.  Revenues from the Transportation and Disposal segment are highly dependent upon the market for construction and rehabilitation projects in the New York City metropolitan area, which experienced a significant downturn during the fourth quarter of 2008 and into 2009 due to uncertain market and economic conditions.  This resulted in many large construction and rehabilitation projects being delayed or put on hold, which has resulted in a decrease in revenues from this segment during the second quarter of 2009 as compared to the second quarter of 2008.

Revenues from the Treatment and Recycling segment for the three months ended June 30, 2009, decreased by $2.0 million, or 29%, as compared to the three months ended June 30, 2008.  The decrease in revenues reflects an increase in competition within the marketplace for fewer large soil treatment and recycling jobs.    During the first quarter of 2009, we had two large customers which contributed approximately $1.3 million in revenues, or 21% of the segment’s revenues.  We are currently in the process of obtaining additional permits and modifying existing permits to allow us to increase the capacity and volume of clean and contaminated soils that can be processed and treated.  In addition, we continue to explore opportunities in the market for spent metal catalysts through our joint venture interest in Advanced Catalyst Recycling, Inc., or ACR.  ACR is a joint venture between a third party, Advanced Recycling Technology, Inc., or ARTI, and Casie.  We have entered into this joint venture with ARTI to identify and enter into recycling opportunities in the market for spent metal catalysts and to develop and market recycling solutions to the generators of those catalysts.  Our Treatment and Recycling revenues for the three months ended June 30, 2009, also include approximately $0.3 million in revenues from PE Energy for brokering the disposal of various alternative waste streams.

Revenues from the Environmental Services segment decreased by $0.3 million, or 75%, from $0.4 million for the three months ended June 30, 2008 to $0.1 million for the three months ended June 30, 2009.  In 2008, we expanded our consulting services by offering the brokering of the disposal of waste, which contributed approximately $0.1 million in revenues for the three months ended June 30, 2008, which did not recur during the three months ended June 30, 2009.  In January of 2008, we purchased a Brownfield location in central Connecticut which will provide a disposal site for excavated soils from the Connecticut and New England marketplace over the next three to four years.  We anticipate that this site will begin generating revenues in December of 2009 or the first quarter of 2010.

Revenues from the Materials segment also increased by approximately $0.4 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  The Materials segment results overall were positively affected by consolidation of two rock crushing facilities into one facility during the fourth quarter of 2008.  In October of 2008, we terminated our lease and operating agreement for the North Bergen rock crushing facility, which has had a positive impact on our Material segment results as we are no longer required to first offer the owner of the facility a fixed price for our rock and aggregate products.  We believe that we will be able to continue to sell these products at higher prices to other customers, which will result in higher revenues on a per ton basis.  The loss of production from this rock crushing facility has been offset and absorbed by increased production at our Lyndhurst site which can now handle higher quantities of material with the new $1.8 million of equipment leased in 2008.

Revenues from the Concrete Fibers segment decreased by approximately $0.2 million, or 33%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  We commenced operations in our Concrete Fibers segment on April 1, 2008 with the acquisition of Nycon, Inc.  We are currently in the process of implementing a revised sales strategy that will utilize regional sales managers located in five strategic locations across the United States in an effort to broaden our customer base, which we believe will result in additional revenues.  In connection with the Nycon acquisition, we introduced the Nycon-G™ fiber, an eco-friendly reinforcing fiber manufactured from post-consumer carpet waste and developed under the patented process covered by the licensing agreement with the patent holder.  We believe that Nycon-G™ is the only concrete reinforcing fiber currently on the market that has minimal or no negative impact on the environment and that offering this product to the marketplace will allow us to establish or enhance existing relationships with large concrete manufacturers.

The table above does not reflect intercompany revenues of approximately $0.7 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively, which revenues were eliminated from our condensed consolidated statements of operations.  Our intercompany revenues largely reflect our use of Transportation and Disposal services internally for our Materials processing activities and the shipment of wastes to our Treatment and Recycling segment facilities.  We generally reflect these services at their current market value when rendered.  An important part of the strategic alignment of our segments is the synergies and cost savings that these segments can provide to each other, which benefits us as a whole.

 Cost of Revenues

The following table sets forth information regarding our cost of revenues, excluding intercompany costs, by segment for the three months ended June 30, 2009 and 2008.

	Cost of Revenues – By Segment
	Three Months Ended June 30,
	2009		2008
(unaudited) (in thousands)	Amount	% of Revenues	Amount	% of Revenues
Transportation and Disposal	$4,618	38%	$6,775	38%
Treatment and Recycling	4,640	39%	5,369	30%
Environmental Services	103	1%	406	2%
Materials	791	7%	950	5%
Concrete Fibers	329	3%	561	3%
Total	$10,481	87%	$14,061	79%

Cost of revenues decreased by approximately $3.6 million, from $14.1 million for the three months ended June 30, 2008 to $10.5 million for the three months ended June 30, 2009.  This decrease results primarily from an decrease in the total volume of sales from the Transportation and Disposal segment combined with a decrease in costs within the Treatment and Recycling and Materials segments from period to period.  Our overall cost of revenues as a percentage of sales increased from 79% for the three months ended June 30, 2008, to 87% for the three months ended June 30, 2009, which is reflective of increased competition in the marketplace for less overall volume of business.  Our gross profit margin for the Transportation and Disposal segment and the Treatment and Recycling segment decreased by 8% and 18%, respectively for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  Our gross margin for the Materials segment increased by $0.6 million for the three months ended June 30, 2009 as compared to the corresponding prior year period, as a result of the consolidation of our operating sites into one facility and increased production capability and efficiency from the new rock crushing equipment leased in June of 2008.

For the remainder of 2009, we expect to continue to operate at gross margins ranging from 12% to 18% on a consolidated basis.  These estimates are based on our current expectation of costs of labor and transportation costs.  Our ability to achieve our estimated gross margins in future periods may be impacted by, among other things, the overall economic conditions, fuel prices that rise faster than anticipated, increases in disposal costs arising from a reduction in the disposal facilities’ capacity or additional restrictions that may be placed on the types or amounts of waste they may be able to accept, and our ability to successfully implement initiatives to reduce operating expenses.

Operating Expenses

Our operating expenses include:

•	salaries and related expenses (other than direct labor costs and union benefits described above);

•	occupancy and other office expenses;

•	professional fees;

•	insurance;

•	depreciation and amortization (other than amounts included as a component of cost of revenues as described above);

•	impairment charges for idle machinery;

•	gains or losses recognized on our sale of certain equipment; and

•	other miscellaneous operating expenses.

The following table summarizes the primary components of our operating expenses for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Period to Period Change
(unaudited) (in thousands, except percentages)	2009	2008	Amount	Percentage
Salaries and related expenses	$1,410	$1,779	$(369)	(21)%
Occupancy and other office expenses	233	273	(40)	(15)%
Professional fees	463	559	(96)	(17)%
Other operating expenses	594	229	365	159%
Insurance	193	357	(164)	(46)%
Depreciation and amortization	163	138	25	8%
Impairment of idle machinery	--	412	(412)	100%
Gain on sale of equipment	(11)	(3)	(8)	(267)%
Total operating expenses	$3,045	$3,744	$(699)	(19)%

Salaries and related expenses represented approximately 46% of our total operating expenses for the three months ended June 30, 2009 and were driven primarily by our overall headcount and compensation structure.  Our costs associated with salaries and related expenses decreased by $0.4 million, or 21%, which is due to reductions in headcount which took place during the first and second quarters of 2009 and voluntary reductions in management’s salaries which went into effect on June 1, 2009.   These decreases are also the result of lower bonus and commission accruals during the three months ended June 30, 2009 due to lower sales.

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

Occupancy and other office expenses represent our costs associated with the rental of our office space and other facilities, temporary labor, dues and subscriptions, postage and other office expenses.  Rent includes the cost of leasing our principal executive offices in Trevose, Pennsylvania and additional properties and facilities in New York, New Jersey, and Connecticut to support our operations.  Occupancy and other office expenses decreased by $40,000, or 15%, from the three months ended June 30, 2008 as compared to the three months ended June 30, 2009, which is primarily attributable to the consolidation of our Materials segment facilities into one operating location, consolidation of the Bronx, New York office into the Lyndhurst site, and the implementation of cost cutting initiatives and lower office expenses at Corporate and Casie Group.

For the three months ended June 30, 2009 and 2008, our professional fees consisted primarily of:

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

Our professional fees decreased by $96,000, or 17%, for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008, which is result of additional legal and accounting fees incurred in 2008 in relation to the preparation and filing of our Form 10 with the SEC on June 20, 2008.  For the remainder of 2009, we anticipate that our legal, auditing, accounting and other professional fees will be consistent with our 2008 costs, as we are now an SEC reporting company.   We will incur additional accounting and professional fees in order to comply with the Sarbanes-Oxley Act of 2002, or SOX, including the requirement to implement and maintain internal control over financial reporting, and to have our auditors issue an audit report on our assessment of our internal control over financial reporting, which will be required beginning with our fiscal year ended December 31, 2009.  As we continue to grow, whether through internal growth or by acquisition, the amount of legal and other professional fees for any future transaction will increase as a result of our status as an SEC reporting company subject to SOX.

We maintain various policies for workers’ compensation, health, disability, umbrella, pollution, product liability, general commercial liability, title and director’s and officer’s liability insurance.  Our insurance costs decreased by approximately $164,000, or 46%, for the three months ended June 30, 2009 as compared to the corresponding period in 2008, primarily as a result of reduced policy premiums and the timing of insurance refunds realized in 2009.  We renegotiated our insurance coverage company-wide in August 2008, which we expect to decrease our future insurance premiums by approximately $0.3 million over the remainder of 2009.

Other operating expenses consist of general and administrative costs such as travel and entertainment, bank service fees, advertising and other office and miscellaneous expenses.  Other operating expenses increased by approximately $0.4 million, or 159%, in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  This increase was primarily attributable $0.3 million of additional bad debt expense incurred in the three months ended June 30, 2009 as a result of the settlement of $2.8 million of outstanding receivables.

For the three months ended June 30, 2008, we incurred approximately $0.4 million in impairment charges relating to idle machinery held at Casie Group. In July 2008, we determined that, due to the softening of the overall economy, the value of the idle machinery had declined by approximately $0.4 million. The impairment charge was accompanied by a corresponding reversal of approximately $0.2 million of the deferred tax liability associated with the idle machinery. At June 30, 2009, we had approximately $1.9 million of remaining deferred tax liabilities recorded in relation to the idle machinery.  In April of 2009, we placed $2.0 million of this idle machinery into service at Casie Group.

For the three months ended June 30, 2008, we had approximately $0.3 million of gain from the disposal of certain fixed assets at Juda and PE Materials. In January 2008, we sold vehicles and equipment having a net carrying value of approximately $0.3 million prior to disposition for approximately $0.6 million. This equipment was no longer needed as a result of the strategic initiative at Juda, whereby we have begun to outsource its trucking operations instead of using our owned vehicles.  For the three months ended June 30, 2009, we had approximately $11,000 of gain primarily from the sale of well drilling equipment within our Environmental Services segment and the proceeds from an insurance settlement.

 Income (Loss) from Operations

The following table sets forth our income (loss) from operations by reportable segment for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Period to Period Change
(unaudited) (in thousands, except percentages)	2009	2008	Amount	Percentage
Transportation and Disposal	$(199)	$1,191	$(1,390)	(117)%
Treatment and Recycling	(399)	442	(841)	(190)%
Environmental Services	(82)	(42)	(40)	95%
Materials	(81)	(409)	328	(80)%
Concrete Fibers	(90)	(102)	12	(12)%
Corporate and Other	(676)	(994)	318	(32)%
Total	$(1,527)	$86	$(1,613)	1,875%

The decrease in income from operations within the Transportation and Disposal segment is due in large part to a decrease in the overall Transportation and Disposal revenues of approximately $3.8 million with a decrease in the gross profit margin from 30% for the three months ended June 30, 2008, to 22% for the three months ended June 30, 2009.  This decrease in gross profit margin is due primarily to increased competition for fewer jobs in the marketplace, resulting in tighter margins.  The decline in revenues during the three months ended June 30, 2009 is attributable to the decline in the overall economy and the construction industry in the New York metropolitan area.

For the three months ended June 30, 2009, the Treatment and Recycling segment had a loss from operations of approximately $0.4 million as compared to income from operations of approximately $0.4 million for the three months ended June 30, 2008.  The decrease in this segment’s operating results is primarily due to lower volumes of incoming soils for treatment, coupled with gross profit margins which declined from 20% for the three months ended June 30, 2008 to 2% for the three months ended 2009.  The decrease in revenues and tightening of margins is the result of fewer large soil disposal and remediation jobs in the overall marketplace which creates increased competition and price compression.  We expect that when the volume of incoming materials increases, our income from operations and gross profit margins attributable to the Treatment and Recycling segment will begin to improve.  During the second quarter of 2009, PE Energy contributed an operating loss of approximately $0.1 million due in large part to being a startup operation with certain fixed overhead costs, such as salaries.

Loss from operations within the Environmental Services segment was approximately $82,000 for the three months ended June 30, 2009 as compared to a loss of approximately $42,000 for the three months ended June 30, 2008.  The losses from operations during the three months ended June 30, 2009 and 2008 were primarily attributable to a lack of new business from our environmental consulting services and brokerage operations.  We expect to commence operations at our initial Brownfield property in December of 2009 or the first quarter of 2010, from which we should experience an increase in revenues and income from operations for the Environmental Services segment.

The income from operations attributed to the Materials segment increased by approximately $0.3 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, from a loss of approximately $0.4 million in 2008 to a loss of $0.1 million in 2009.  The improvement in our operating results for this segment is due to the consolidation of our rock crushing facilities from two locations into one and the termination of the North Bergen lease and operating agreement.   As a result, we are no longer required to first offer the owner of the North Bergen facility a fixed price for our rock and aggregate products.  We have been able to sell these products at higher prices to other customers, which contributed to higher revenues and better margins on a per ton basis in the second quarter of 2009.

 Interest Income and Expense

Interest expense, net of interest income earned on our short-term deposits of excess operating cash, was $0.6 million and approximately $0.5 million for the three months ended June 30, 2009 and 2008, respectively.  The increase in interest expense is due to:

•	approximately $15,000 increase in interest expense within the Treatment and Recycling segment as a result of the Casie Group term loan refinancing completed in November of 2008; and

•	a decrease in interest income of approximately $50,000 as a result of no longer maintaining cash reserves in interest bearing accounts.

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

 On October 21, 2008, the interest rate on our revolving line of credit increased to the bank’s prime rate, subject to a minimum of 5.00%, plus 2.75%, from the bank’s prime rate, minus 0.25%; however, we also significantly decreased our outstanding borrowing amounts at the same time, which lessened the impact of the increase in rates.  On March 13, 2009, we completed an amendment of this revolving line of credit, which added Casie Group and our other subsidiaries as borrowers, and the accounts receivable and inventory of these entities have become collateral and, to the extent eligible, part of the available borrowing base.  As a result of the covenant defaults under our revolving line of credit agreement, the interest rate on our revolving line of credit was increased to the default interest rate of 10.75% effective June 1, 2009 through the maturity date on October 23, 2009.  We expect that as a result of this, our average outstanding borrowings will increase resulting in increased interest expense.

On November 12, 2008, we refinanced our existing long-term debt and revolving line of credit at Casie Group into a consolidated $8.0 million, seven-year term loan with an adjustable rate of interest.  In connection with this refinancing, we also entered into an interest rate swap agreement, which effectively converted this adjustable-rate loan into a fixed-rate loan with an annual interest rate of 6.10%.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Obligations – Long-Term Debt” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  We anticipate that our annual interest expense for 2009 under this term loan will be approximately $0.5 million.

 Other Income

During the three months ended June 30, 2009, we recognized other income of $0.3 million, primarily as a result of the change in fair value of warrants with contingent redemption provisions.  This amount represents gains relating to the warrants issued with our Series B preferred stock which occurred as a result of the warrants being revalued as of June 30, 2009, as required under EITF 00-19.  The decrease in the estimated fair value of these warrants was the result of a decline in the fair value of our common stock underlying these warrants.

In June of 2009, the Casie Group settled outstanding fines and compliance issues with various state and local authorities for approximately $228,000 and for which a $624,300 liability was previously recorded as part of the opening balance sheet at the date of acquisition on March 30, 2007.  The settlement of these compliance issues and fines at a reduced amount resulted in a gain of approximately $396,000, which was recorded as a component of other income for the three months ended June 30, 2009.

In connection with the refinancing of the Casie Group revolving line of credit on November 12, 2008, we also entered into an interest rate swap agreement, which essentially converts our adjustable rate term loan to a fixed-rate loan bearing interest at an annual rate of 6.10%.  We account for this interest rate swap as a derivative contract pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and therefore we recorded a fair value adjustment increase of approximately $155,000 for the three months ended June 30, 2009.  The fair value adjustment on the interest rate swap was offset in large part by a mark-to-market adjustment decrease of $177,000 for the three months ended June 30, 2009 on the Casie Group term loan, for which we have elected to apply the fair value option under SFAS No. 159.

Other income for the three months ended June 30, 2008 was approximately $98,000 as a result of the settlement of a sales and use tax audit which was settled for approximately $265,000. The Company had previously recorded an accrued liability of $502,078 as part of the opening balance sheet of Casie Group on March 30, 2007. Pursuant to the Casie Group purchase agreement and related amendments, a portion of the reduction in this liability from $502,078 to $265,000 is due back to the former owner in the form of shares of the Company’s common stock. Accordingly, the Company has recorded a liability of approximately $140,000, which will be resolved upon issuance of additional shares. The settlement of this matter resulted in Casie Group and the Company recognizing a gain of approximately $98,000 for the three months ended June 30, 2008.  As of June 30, 2009, these shares have not yet been issued due to other outstanding claims with the former owner of Casie Group.

 Benefit From Income Taxes

For the three months ended June 30, 2009, we recognized a benefit from income taxes of approximately $0.4 million, and a benefit from income taxes of $0.1 million for the three months ended June 30, 2008.  The recognition of these income tax benefits is the result of pre-tax losses incurred during both periods.  Our effective tax rates were 33% and 42% for the three months ended June 30, 2009 and 2008, respectively.  The decrease in the our effective tax rate is primarily the result of an estimated pre-tax loss for the 2009 reporting year, as compared to estimated pre-tax income for the 2008 reporting year.  We anticipate that our effective income tax rate for the full calendar year of 2009 will be approximately 40%.

Results of Operations – Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Six Months Ended June 30,
	2009	2008
(in thousands, except share and per share data)	(unaudited)	(unaudited)
Revenues	$24,066	$32,508
Cost of revenues	20,272	26,421
Gross profit	3,794	6,087
Operating expenses:
Salaries and related expenses	2,853	3,026
Occupancy and other office expenses	502	565
Professional fees	1,024	1,066
Other operating expenses	968	732
Insurance	441	599
Depreciation and amortization	320	254
Impairment of idle machinery	--	412
(Gain) on sale of equipment	(11)	(256)
Total operating expenses	6,095	6,398
Loss from operations	(2,301)	(311)
Interest expense, net	(1,188)	(804)
Loss from equity investment	(108)	--
Other income	824	113
Loss before provision for (benefit from) income taxes	(2,773)	(1,002)
Benefit from income taxes	(1,093)	(416)
Net loss	(1,680)	(586)
Less preferred stock dividends	--	(478)
Loss available for common stockholders	$(1,680)	$(1,064)
Loss available for common stockholders per share (basic and diluted)	$(0.10)	$(0.06)
Weighted average shares of common stock outstanding during the period (basic and diluted)	17,574,230	17,228,499
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	$(22)	$1,328

For a discussion of our used of EBITDA, a non-GAAP financial measure, in the table above, see “Results of Operations – Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.”  The use of EBITDA as a measure of our operating performance has limitations and should not be considered in isolation from or as an alternative to GAAP operating measures such as net income (loss) and income from operations, or as a measure of profitability.  The following table sets for the reconciliation of EBITDA to net income (loss), our most directly comparable operating performance measure presented in accordance with GAAP, for each of the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
(in thousands)	(unaudited)	(unaudited)
EBITDA	$(22)	$1,328
Depreciation and amortization, including $1,243 and $1,273 of depreciation and amortization classified as a component of cost of revenues	1,563	1,526
Interest expense, net	1,188	804
Benefit from income taxes	(1,093)	(416)
Net loss	$(1,680)	$(586)

Revenues

The following table sets forth information regarding our revenues, excluding intercompany revenues, by segment for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009		2008
(unaudited) (in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues
Transportation and Disposal	$10,423	43%	$16,883	52%
Treatment and Recycling	11,111	46%	12,921	40%
Environmental Services	359	2%	1,261	4%
Materials	1,426	6%	791	2%
Concrete Fibers	747	3%	652	2%
Total	$24,066	100%	$32,508	100%

Revenues decreased by $8.4 million, or 26%, from $32.5 million for the six months ended June 30, 2008 to $24.0 million for the six months ended June 30, 2009.  The revenue decrease in 2009 is primarily attributable to a $6.5 million decrease in revenues from the Transportation and Disposal segment and a decrease of $1.8 million in revenues from the Treatment and recycling segment.  The Environmental Services segment also decreased by $0.9 million for the six months ended June 30, 2009.  These decreases were offset by an increase of $0.6 million in revenue from the Materials segment and an increase of $0.1 million from the Concrete Fibers segment for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Revenues in both periods were driven largely by the demand for our Transportation and Disposal services in the New York metropolitan area.  We derived 31% and 51% of our Transportation and Disposal revenues for the six months ended June 30, 2009 and 2008 from four large customers, respectively.  Revenues from the Transportation and Disposal segment are highly dependent upon the market for construction and rehabilitation projects in the New York City metropolitan area, which experienced a significant downturn during the fourth quarter of 2008 and into 2009 due to uncertain market and economic conditions.  This resulted in many large construction and rehabilitation projects being delayed or put on hold, which has resulted in a decrease in revenues from this segment during the six months ended June 30, 2009 as compared to the same period in the prior year.

Revenues from the Treatment and Recycling segment for the six months ended June 30, 2009, decreased by $1.8 million, or 14%, as compared to the six months ended June 30, 2008.  The decrease in revenues reflects the increased competition in the marketplace for fewer large treatment and recycling jobs as well as lower overall pricing for our services.  During the first half of 2009, we had two large customers which contributed approximately $4.9 million in revenues, or 44% of the segment’s revenues.  We are currently in the process of obtaining additional permits and modifying existing permits to allow us to increase the capacity and volume of clean and contaminated soils that can be processed and treated.  In addition, we continue to explore opportunities in the market for spent metal catalysts through our joint venture interest in Advanced Catalyst Recycling, Inc., or ACR.  ACR is a joint venture between a third party, Advanced Recycling Technology, Inc., or ARTI, and Casie.  We have entered into this joint venture with ARTI to identify and enter into recycling opportunities in the market for spent metal catalysts and to develop and market recycling solutions to the generators of those catalysts.  Our Treatment and Recycling revenues for the six months ended June 30, 2009, also include approximately $0.5 million in revenues from PE Energy for brokering the disposal of various alternative waste streams.

Revenues from the Environmental Services segment decreased by $0.9 million, or 72%, from $1.3 million for the six months ended June 30, 2008 to $0.4 million for the six months ended June 30, 2009.  In 2008, we expanded our consulting services by offering the brokering of the disposal of waste, which contributed approximately $0.6 million in revenues for the six months ended June 30, 2008, which did not recur during the six months ended June 30, 2009.  In January of 2008, we purchased a Brownfield location in central Connecticut which will provide a disposal site for excavated soils from the Connecticut and New England marketplace over the next three to four years.  We anticipate that this site will begin generating revenues in December 2009 or the first quarter of 2010.

Revenues from the Materials segment increased by approximately $0.6 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  The Materials segment results overall were positively affected by consolidation of two rock crushing facilities into one facility during the fourth quarter of 2008.  In October of 2008, we terminated our lease and operating agreement for the North Bergen rock crushing facility, which has had a positive impact on our Material segment results as we are no longer required to first offer the owner of the facility a fixed price for our rock and aggregate products.  We believe that we will be able to continue to sell these products at higher prices to other customers, which will result in higher revenues on a per ton basis.  The loss of production from this rock crushing facility has been offset and absorbed by increased production at our Lyndhurst site which can now handle higher quantities of material with the new $1.8 million of equipment leased in 2008.

Revenues from the Concrete Fibers segment increased by approximately $0.1 million, or 15%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  We commenced operations in our Concrete Fibers segment on April 1, 2008 with the acquisition of Nycon, Inc., and therefore the results for the six months ended June 30, 2008 included the operating results for only three months as compared to six months in 2009.  We are currently in the process of implementing a revised sales strategy that will utilize regional sales managers located in five strategic locations across the United States in an effort to broaden our customer base, which we believe will result in additional revenues.  In connection with the Nycon acquisition, we introduced the Nycon-G™ fiber, an eco-friendly reinforcing fiber manufactured from post-consumer carpet waste and developed under the patented process covered by the licensing agreement with the patent holder.  We believe that Nycon-G™ is the only concrete reinforcing fiber currently on the market that has minimal or no negative impact on the environment and that offering this product to the marketplace will allow us to establish or enhance existing relationships with large concrete manufacturers.

The table above does not reflect intercompany revenues of approximately $1.2 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively, which revenues were eliminated from our condensed consolidated statements of operations.  Our intercompany revenues largely reflect our use of Transportation and Disposal services internally for our Materials processing activities and the shipment of wastes to our Treatment and Recycling segment facilities.  We generally reflect these services at their current market value when rendered.  An important part of the strategic alignment of our segments is the synergies and cost savings that these segments can provide to each other, which benefits us as a whole.

 Cost of Revenues

The following table sets forth information regarding our cost of revenues, excluding intercompany costs, by segment for the six months ended June 30, 2009 and 2008.

	Cost of Revenues – By Segment
	Six Months Ended June 30,
	2009		2008
(unaudited) (in thousands)	Amount	% of Revenues	Amount	% of Revenues
Transportation and Disposal	$7,891	33%	$11,364	35%
Treatment and Recycling	10,027	42%	11,413	35%
Environmental Services	311	1%	1,005	3%
Materials	1,464	6%	2,078	6%
Concrete Fibers	579	3%	561	2%
Total	$20,272	85%	$26,421	81%

Cost of revenues decreased by approximately $6.1 million, from $26.4 million for the six months ended June 30, 2008 to $20.3 million for the six months ended June 30, 2009.  This decrease results primarily from a decrease in the total volume of sales from the Transportation and Disposal segment combined with a decrease in costs within the Treatment and Recycling and Materials segments from period to period.  Our overall cost of revenues as a percentage of sales increased from 81% for the six months ended June 30, 2008, to 85% for the six months ended June 30, 2009, which is reflective of increased competition in the marketplace for less overall volume of business.  Our gross profit margin for the Transportation and Disposal segment decreased by 9% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  Our gross margin for the Materials segment (excluding intercompany transactions) increased by $1.2 million to for the six months ended June 30, 2009 as compared to the corresponding prior year period, as a result of the consolidation of our operating sites into one facility and increased production capability and efficiency from the new rock crushing equipment leased in June of 2008.

For the remainder of 2009, we expect to continue to operate at gross margins ranging from 12% to 18% on a consolidated basis.  These estimates are based on our current expectation of costs of labor and transportation costs.  Our ability to achieve our estimated gross margins in future periods may be impacted by, among other things, the overall economic conditions, fuel prices that rise faster than anticipated, increases in disposal costs arising from a reduction in the disposal facilities’ capacity or additional restrictions that may be placed on the types or amounts of waste they may be able to accept, and our ability to successfully implement initiatives to reduce operating expenses.

Operating Expenses

Our operating expenses include:

•	salaries and related expenses (other than direct labor costs and union benefits described above);

•	occupancy and other office expenses;

•	professional fees;

•	insurance;

•	depreciation and amortization (other than amounts included as a component of cost of revenues as described above);

•	impairment of idle machinery;

•	gain or loss recognized on our sale of certain equipment; and

•	other miscellaneous operating expenses.

The following table summarizes the primary components of our operating expenses for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,		Period to Period Change
(unaudited) (in thousands, except percentages)	2009	2008	Amount	Percentage
Salaries and related expenses	$2,852	$3,026	$(174)	(6)%
Occupancy and other office expenses	502	565	(63)	(11)%
Professional fees	1,024	1,066	(42)	(4)%
Other operating expenses	967	732	235	32%
Insurance	441	599	(158)	(26)%
Depreciation and amortization	320	254	66	26%
Impairment of idle machinery	--	412	(412)	(100)%
Gain on sale of equipment	(11)	(256)	245	96%
Total operating expenses	$6,095	$6,398	$(303)	(5)%

Salaries and related expenses represented approximately 47% of our total operating expenses for the six months ended June 30, 2009 and were driven primarily by our overall headcount and compensation structure.  Our costs associated with salaries and related expenses decreased by $0.2 million, or 6%, which is due to reductions in headcount which took place during the first and second quarters of 2009 and voluntary reductions in management’s salaries which went into effect on June 1, 2009.   These decreases are also the result of lower bonus and commission accruals during the six months ended June 30, 2009 as a result of lower sales.

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

Occupancy and other office expenses represent our costs associated with the rental of our office space and other facilities, temporary labor, dues and subscriptions, postage and other office expenses.  Rent includes the cost of leasing our principal executive offices in Trevose, Pennsylvania and additional properties and facilities in New York, New Jersey, and Connecticut to support our operations.  Occupancy and other office expenses decreased by $0.1 million, or 11%, from the six months ended June 30, 2008 as compared to the six months ended June 30, 2009, which is primarily attributable to the consolidation of our Materials segment facilities into one operating location, consolidation of the Bronx, New York office into the Lyndhurst site, and the implementation of cost cutting initiatives and lower office expenses at Corporate and Casie Group.

For the six months ended June 30, 2009 and 2008, our professional fees consisted primarily of:

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

Our professional fees decreased by $42,000, or 4%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, which was the result of additional legal and accounting fees incurred in 2008 in relation to the preparation and filing of our Form 10 with the SEC on June 20, 2008.  For the remainder of 2009, we anticipate that our legal, auditing, accounting and other professional fees will be consistent with our 2008 costs, as we are now an SEC reporting company.   We will incur additional accounting and professional fees in order to comply with the Sarbanes-Oxley Act of 2002, or SOX, including the requirement to implement and maintain internal control over financial reporting, and to have our auditors issue an audit report on our assessment of our internal control over financial reporting, which will be required beginning with our fiscal year ended December 31, 2009.  As we continue to grow, whether through internal growth or by acquisition, the amount of legal and other professional fees for any future transaction will increase as a result of our status as an SEC reporting company subject to SOX.

We maintain various policies for workers’ compensation, health, disability, umbrella, pollution, product liability, general commercial liability, title and director’s and officer’s liability insurance.  Our insurance costs decreased by approximately $158,000, or 26%, for the six months ended June 30, 2009 as compared to the corresponding period in 2008, primarily as a result of reduced policy premiums and the timing of insurance refunds realized in 2009.  We renegotiated our insurance coverage company-wide in August 2008, which we expect to decrease our future insurance premiums by approximately $0.3 million through the policy expiration date in August of 2009.

Other operating expenses consist of general and administrative costs such as travel and entertainment, bank service fees, advertising and other office and miscellaneous expenses.  Other operating expenses increased by approximately $0.2 million, or 32%, in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  This increase was primarily attributable $0.3 million of additional bad debt expense incurred in the six months ended June 30, 2009 as a result of the settlement of $2.8 million of outstanding receivables.

Depreciation and amortization for the six months ended June 30, 2009 was approximately $320,000 as compared to approximately $254,000 for the six months ended June 30, 2008.  This increase is the result of the Concrete Fibers operations being present for a full six months in 2009 versus only three months in 2008, and additional depreciation expense within the Treatment and Recycling segment as a result of placing $2.0 million of machinery into service in April of 2009, which was previously classified as idle.

For the six months ended June 30, 2008, we incurred approximately $0.4 million in impairment charges relating to idle machinery held at Casie Group. In July 2008, we determined that, due to the softening of the overall economy, the value of the idle machinery had declined by approximately $0.4 million. The impairment charge was accompanied by a corresponding reversal of approximately $0.2 million of the deferred tax liability associated with the idle machinery. At June 30, 2009, we had approximately $1.9 million of remaining deferred tax liabilities recorded in relation to the idle machinery.  In April of 2009, we placed $2.0 million of this idle machinery into service at Casie Group.

For the six months ended June 30, 2008, we had approximately $0.3 million of gain from the disposal of certain fixed assets at Juda and PE Materials. In January 2008, we sold trucks and equipment having a net carrying value of approximately $0.3 million prior to disposition for approximately $0.6 million. This equipment was no longer needed as a result of the strategic initiative at Juda, whereby we have begun to outsource its trucking operations instead of using our owned vehicles.  For the six months ended June 30, 2009, we had approximately $11,000 of gain primarily from the sale of well drilling equipment within our Environmental Services segment and the proceeds from an insurance settlement.

 Loss from Operations

The following table sets forth our loss from operations by reportable segment for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,		Period to Period Change
(unaudited) (in thousands, except percentages)	2009	2008	Amount	Percentage
Transportation and Disposal	$(126)	$2,560	$(2,686)	(105)%
Treatment and Recycling	(139)	15	(154)	*
Environmental Services	(163)	(69)	(94)	(136)%
Materials	(57)	(836)	779	93%
Concrete Fibers	(274)	(103)	(171)	(166)%
Corporate and Other	(1,542)	(1,878)	336	18%
Total	$(2,301)	$(311)	$(1,990)	*

*       Not meaningful.

The decrease in income from operations within the Transportation and Disposal segment is due in large part to a decrease in the overall Transportation and Disposal revenues of approximately $6.5 million coupled with a decrease in the gross profit margin from 33% for the six months ended June 30, 2008, to 24% for the six months ended June 30, 2009.  This decrease in gross profit margin is due primarily to increased competition for fewer jobs in the marketplace, resulting in tighter margins.  The decline in revenues during the three months ended June 30, 2009 is attributable to the decline in the overall economy and the construction industry in the New York metropolitan area.  In addition, we also incurred approximately $0.3 million of bad debt expense due to the settlement of a large aged accounts receivable during the six months ended June 30, 2009.

For the six months ended June 30, 2009, the Treatment and Recycling segment had a loss from operations of approximately $0.1 million as compared to income from operations of approximately $15,000 for the six months ended June 30, 2008.  The decrease in this segment’s operating results is primarily due to lower gross profit margins and revenues, offset by reduced operating expenses for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  The decrease in operating expenses is the result of a reduction in overall headcount and management salary reductions which were implemented in June 2009.  We expect that when the volume of incoming materials increases, our income from operations and gross profit margins attributable to the Treatment and Recycling segment will begin to improve.  During the six months ended June 30, 2009, PE Energy contributed an operating loss of approximately $0.1 million due in large part to being a startup operation with certain fixed overhead costs, such as salaries.

Loss from operations within the Environmental Services segment was approximately $0.2 million for the six months ended June 30, 2009 as compared to a loss of approximately $0.1 million for the six months ended June 30, 2008.  The losses from operations during the six months ended June 30, 2009 and 2008 were primarily attributable to a lack of new business from our environmental consulting services and brokerage operations.  We expect to commence operations at our initial Brownfield property in December of 2009 or the first quarter of 2010, from which we should experience an increase in revenues and income from operations for the Environmental Services segment.

The loss from operations attributed to the Materials segment decreased by approximately $0.8 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, from a loss of approximately $0.8 million in 2008 to a loss of $57,000 in 2009.  The improvement in our operating results for this segment is due to the consolidation of our rock crushing facilities from two locations into one and the termination of the North Bergen lease and operating agreement.   As a result, we are no longer required to first offer the owner of the North Bergen facility a fixed price for our rock and aggregate products.  We have been able to sell these products at higher prices to other customers, which contributed to higher revenues and better margins on a per ton basis in the second quarter of 2009.

 Interest Income and Expense

Interest expense, net of interest income earned on our short-term deposits of excess operating cash, was $1.2 million and approximately $0.9 million for the six months ended June 30, 2009 and 2008, respectively.  The increase in interest expense is due to:

•	approximately $0.2 million of additional interest expense incurred in relation to our Series B preferred stock offering and related amortization of deferred financing costs;

•	approximately $25,000 increase in interest expense within the Treatment and Recycling segment as a result of the Casie Group term loan refinancing completed in November of 2008; and

•	an increase of approximately $0.1 million in interest expense relating to our revolving line of credit, equipment term loan and insurance financing; and a

•	a decrease in interest income of approximately $40,000

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

 On October 21, 2008, the interest rate on our revolving line of credit increased to the bank’s prime rate, subject to a minimum of 5.00%, plus 2.75%, from the bank’s prime rate, minus 0.25%; however, we also significantly decreased our outstanding borrowing amounts at the same time, which lessened the impact of the increase in rates.  On March 13, 2009, we completed an amendment of this revolving line of credit, which added Casie Group and our other subsidiaries as borrowers, and the accounts receivable and inventory of these entities have become collateral and, to the extent eligible, part of the available borrowing base.  We expect that as a result of this, our average outstanding borrowings will increase resulting in increased interest expense.  As a result of the covenant defaults under our revolving line of credit agreement, the interest rate on our revolving line of credit was increased to the default interest rate of 10.75% effective June 1, 2009 through the maturity date on October 23, 2009.

On November 12, 2008, we refinanced our existing long-term debt and revolving line of credit at Casie Group into a consolidated $8.0 million, seven-year term loan with an adjustable rate of interest.  In connection with this refinancing, we also entered into an interest rate swap agreement, which effectively converted this adjustable-rate loan into a fixed-rate loan with an annual interest rate of 6.10%.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Obligations – Long-Term Debt” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  We anticipate that our annual interest expense for 2009 under this term loan will be approximately $0.5 million.

 Other Income

During the six months ended June 30, 2009, we recognized other income of $0.4 million as a result of the change in fair value of warrants with contingent redemption provisions.  This amount represents gains relating to the warrants issued with our Series B preferred stock which occurred as a result of the warrants being revalued as of June 30, 2009, as required under EITF 00-19.  The decrease in the estimated fair value of these warrants was the result of a decline in the fair value of our common stock underlying these warrants.

In June of 2009, the Casie Group settled outstanding fines and compliance issues with various state and local authorities for approximately $228,000 and for which a $624,300 liability was previously recorded as part of the opening balance sheet at the date of acquisition on March 30, 2007.  The settlement of these compliance issues and fines at a reduced amount resulted in a gain of approximately $396,000, which was recorded as a component of other income for the six months ended June 30, 2009.

In connection with the refinancing of the Casie Group revolving line of credit on November 12, 2008, we also entered into an interest rate swap agreement, which essentially converts our adjustable rate term loan to a fixed-rate loan bearing interest at an annual rate of 6.10%.  We account for this interest rate swap as a derivative contract pursuant to SFAS No. 133, and therefore we recorded a fair value adjustment increase of approximately $199,000 for the three months ended June 30, 2009.  The fair value adjustment on the interest rate swap was offset in large part by a mark-to-market adjustment decrease of $193,000 for the three months ended June 30, 2009 on the Casie Group term loan, for which we have elected to apply the fair value option under SFAS No. 159.

Other income for the six months ended June 30, 2008 was $112,753. The Company and Casie Group underwent a sales and use tax audit in the State of New Jersey, which was settled as of June 30, 2008 for approximately $265,000. The Company had previously recorded an accrued liability of $502,078 as part of the opening balance sheet of Casie Group on March 30, 2007. Pursuant to the Casie Group purchase agreement and related amendments, a portion of the reduction in this liability from $502,078 to $265,000 is due back to the former owner in the form of shares of the Company’s common stock. Accordingly, the Company has recorded a liability of approximately $140,000, which will be resolved upon issuance of additional shares. The settlement of this matter resulted in Casie Group and the Company recognizing a gain of approximately $98,000 for the six months ended June 30, 2008.

 Benefit From Income Taxes

For the six months ended June 30, 2009, we recognized a benefit from income taxes of approximately $1.1 million, and a benefit from income taxes of $0.4 million for the six months ended June 30, 2008.  The recognition of these income tax benefits is the result of pre-tax losses incurred during both periods.  Our effective tax rates were 39% and 42% for the six months ended June 30, 2009 and 2008, respectively.  The increase in our effective tax rate is primarily the result of an estimated pre-tax loss for the 2009 reporting year, as compared to estimated pre-tax income for the 2008 reporting year.  We anticipate that our effective income tax rate for the full calendar year of 2009 will be approximately 40%.

Liquidity and Capital Resources

 Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and money market accounts.  We had approximately $0.7 million and $0.9 million of cash and cash equivalents on hand at June 30, 2009 and December 31, 2008, respectively.  We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses, preferred stock dividends and income taxes.  In the past, we also have needed cash to pay sellers in connection with some of our acquisitions and to fund working capital associated with these acquisitions.  We expect that our working capital needs will remain consistent with historical levels in the near future, however, these needs may increase as new lines of business are introduced or new acquisitions occur.

 Summary of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2009 and 2008:

	For the Six Months Ended June 30,
(in thousands)	2009	2008
Net cash used in operating activities	$(1,105)	$(646)
Net cash used in investing activities	$(27)	$(430)
Net cash provided by financing activities	$894	$3,843

 Net Cash Used in Operating Activities

The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2009 and 2008 are summarized below:

•
Decrease in income from operations – Our income from operations, excluding depreciation, amortization and impairment, decreased by $1.6 million, or 127%, on a period-to-period basis, which negatively impacted our cash flows from operations for the six months ended June 30, 2009.

•
Increase  in accounts receivable – Sources (uses) of cash from changes in accounts receivable were approximately $(1.0) million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively.  The increase in accounts receivable at June 30, 2009 is the result of the aging of receivables within the Transportation and Disposal segment and increased sales at the end of the second quarter .  Our average days outstanding for our receivables at June 30, 2009 has also increased, which is a result of the overall economic environment and current trends in the construction industry which we expect will continue in the near term.  The decrease in accounts receivable as of June 30, 2008, is the result of the timing of collections from two large Transportation and Disposal segment projects.

•
Increase in inventories– Uses of cash from changes in inventories were approximately $(0.3) million and $12,000 for the six months ended June 30, 2009 and 2008, respectively.  The increase in inventories during the six months ended June 30, 2009 is the result of increased volumes of incoming rock products within our Materials segment, in particular during the second quarter of 2009.  The decrease for the six months ended June 30, 2008 is the result of timing of sales of our crushed rock products from the Materials segment and our recycled oil inventory from the Treatment and recycling segment.

•
Decrease in prepaid expenses and other current assets- Sources of cash from changes in prepaid expenses and other current assets were approximately $0.8 million for the six months ended June 30, 2009, and $0.3 million for the six months ended June 30, 2008.  The increase in other current assets in 2009, is the result of the reclassification of $1.0 million of notes receivable into other current assets from accounts receivable.  This $1.0 million note receivable is the result of the settlement of a large outstanding receivable dispute and is to be repaid over the next 18 months.  This increase was offset by a decrease in prepaid expenses resulting from the amortization of these prepaid accounts.  The decrease in prepaid expenses and other current assets for the six months ended June 30, 2008, is the result of the amortization of the prepaid expenses.

•
Decrease in restricted cash- Sources of cash from the decrease in restricted cash were $0.6 million for the six months ended June 30, 2009.  This represents the use of restricted cash for the payment of principal and interest payments for the Susquehanna term loan as required by the term loan requirements.

•
Increase in accounts payable –Sources of cash for accounts payable were $1.0 million and $0.4 million for the six months ending June 30, 2009 and 2008, respectively.  The increase in accounts payable during the six months ending June 30, 2009 is the result of a large amount of sales occurring towards the end of the second quarter of 2009 and the timing of payments to our vendors.  The increase in accounts payable during the six months ending June 30, 2008, is the result of additional payables relating to New Nycon and an increase in accounts payable within the Transportation and Disposal segment as a result of increased production.

•
Decrease in accrued expenses and other current liabilities – Uses of cash for accrued expenses and other current liabilities were $(0.8) million and $(1.4) million for the six months ended June 30, 2009 and 2008, respectively.  The decrease in accrued expenses and other liabilities during the six months ended June 30, 2009, is primarily the result of the settlement of fines and penalties at Casie Group and the timing of the payment for corporate insurance, and other accrued liabilities including payroll and accruals for certain operating expenses for which we were not yet invoiced.  The decrease in accrued expenses and other liabilities during the six months ended June 30, 2008, is primarily the result of the timing of the payment for corporate insurance, settlement of the New Jersey sales and use tax audit at Casie Group and a decrease in accrued liabilities at Juda as a result of having only one union employee.

•
Decrease in accrued disposal costs – During the six months ended June 30, 2009, our accrued disposal costs decreased by approximately $0.1 million as a result of the timing of incoming and outgoing materials within our Treatment and Recycling segment.  During the six months ended June 30, 2008, we spent approximately $1.0 million on reducing our accrued disposal costs, which resulted from transporting processed material from our Treatment and Recycling operations.

•
Decrease in income taxes payable –Uses of cash relating to income taxes payable were $(0.2) million for the six months ended Juen 30, 2008 as compared to $(1.0) million for the six months ended June 30, 2009.  The decrease in cash used to pay income taxes was the result of having earned taxable income for the year ended December 31, 2007, as compared to being in a net loss position for the year ended December 31, 2008.

Our overall liquidity and the availability of capital resources has historically been highly dependent on revenue derived from several large customers within the Transportation and Disposal segment, which comprised approximately 7% and 27% of our consolidated revenues for the six months ended June 30, 2009 and 2008, respectively.  The revenues derived from these customers are a key component of the operations within the Transportation and Disposal segment, and therefore are integral to providing liquidity to not only that operating segment, but also to our overall operations as a whole.  During the six months ended June 30, 2009, our revenues derived from these large customers decreased as a result of the overall downturn in the construction industry in the New York metropolitan area. The continued slowdown or loss of one or more of these customers could negatively impact our liquidity and ability to provide adequate capital resources to meet all of our ongoing capital requirements.  We are currently in the process of attempting to broaden our capital resources and sources of revenue through the addition of new customers within the Transportation and Disposal segment in order to minimize the dependence on our revenues from these significant customers.

We use EBITDA, a non-GAAP financial measure, as a liquidity measure to assess our ability to meet our debt service obligations and satisfy our debt covenants, some of which are based on our EBITDA.  We believe the use of EBITDA as a liquidity measure and in required financial ratios is a common practice among asset- and receivables-based lenders.  In providing EBITDA as a liquidity measure, we believe EBITDA is useful from an economic perspective as a measurement of our ability to generate cash, exclusive of cash used to service existing debt, by eliminating the effects of depreciation, financing and tax rates on our ability to finance our ongoing operations  Furthermore, because EBITDA is used as a standard measure of liquidity by other similar companies within our industry, we believe it provides a reasonable method for investors to compare us to our competitors.  However, the use of EBITDA as a measure of our liquidity has limitations and should not be considered in isolation from or as an alternative to GAAP measures, such as net cash provided by operating activities.  See “ – Results of Operations – Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.”

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
(in thousands)	(unaudited)	(unaudited)
EBITDA	$(22)	$1,328
Adjustments to reconcile EBITDA to net cash used in operating activities:
Interest expense, net	(1,006)	(753)
Benefit from income taxes	1093	416
Interest expense for accretion of warrant discount and Series B paid-in-kind interest	276	157
Impairment of idle equipment	--	412
Provision for doubtful accounts	287	42
(Gain) on sale of property and equipment	(11)	(256)
Change in fair value of derivatives and other assets and liabilities measured at fair value	(350)	--
Restricted stock grant	80	74
Deferred income taxes	(1,093)	(165)
Changes in operating assets and liabilities:
Accounts receivable	(1,026)	662
Inventories	(316)	(12)
Prepaid expenses and other current assets	821	275
Deposits and other assets	(315)	190
Restricted cash	602	--
Accounts payable	993	436
Accrued expenses and other current liabilities	(811)	(1,412)
Accrued disposal costs	(126)	(1,015)
Due to affiliates	(181)	--
Income taxes payable	--	(1,025)
Total adjustments	(1,083)	(1,973)
Net cash used in operating activities	$(1,105)	$(646)

 Net Cash Used in Investing Activities

Our investing activities for the six months ended June 30, 2009 and 2008 primarily resulted from our strategy of growing our operations by acquiring complementary companies in the environmental services sector and the purchase and sale of property and equipment.  During the six months ended June 30, 2009, we spent approximately $52,000 on the purchase of property and equipment and we also received proceeds of approximately $25,000 from the sale of equipment not in use.

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

Net Cash Provided by Financing Activities

The most significant items affecting the comparison of our cash flows provided by financing activities for the six months ended June 30, 2009 and 2008 are summarized below:

•
Retirement of common stock- On April 20, 2009, the Company retired 200,000 shares of its outstanding common stock valued at $1.00 per share, which were previously pledged as collateral for reimbursement of the $200,000 payment made by the Company on behalf of the former owners of Juda for the settlement of the pension liability lawsuit for union truckers.

•
Private placements of securities – For the six months ended June 30, 2008, we received approximately $5.8 million in proceeds, net of financing fees and offering expenses of approximately $0.5 million, from the private placement of 6,300 shares of our Series B preferred stock and a related warrant, at a purchase price of $1,000 per share.

•	Dividends - We paid $25,000 and $75,000 in dividends relating to our then outstanding Series A preferred stock for the six months ended June 30, 2009 and 2008, respectively.

•
Other indebtedness – During the six months ended June 30, 2009, we had net borrowings of approximately $2.0 million under our revolving line of credit as compared to net repayments of $0.6 million for the six months ended June 30, 2008.  We also had repayments of approximately $0.8 million and $1.4 million of long-term debt and notes payable during the six months ended June 30, 2009 and 2008, respectively.  We also incurred $0.1 million in financing fees during the six months ended June 30, 2009 in relation to the amendment of our revolving line of credit and $0.5 million in financing fees during the six months ended June 30, 2008 in relation to the Series B preferred stock offering.  In June of 2008, we also received an additional $200,000 in financing provided for by the lender of an existing term loan following the review of our December 31, 2007 financial statements.

Capital Resources

We had working capital of $2.6 million and $5.1 million as of June 30, 2009 and December 31, 2008, respectively.  Our working capital requirements during the first six months of 2009 and 2008 have been funded primarily by the borrowings under our revolving line of credit, the collection of aged accounts receivable and, with respect to 2008, the refinancing of other long-term debt and the net proceeds from our securities offerings.  The decrease in working capital is primarily due to the growth of our accounts payable and decrease in accounts receivable for the six months ended June 30, 2009 due to the timing of cash collections on our outstanding receivables as compared to the timing of payments to our vendors.

Our capital resources and working capital needs for the remainder of 2009 will be largely dependent upon our ability to generate new sales and increase our operating margins, our ability to collect aged accounts receivable existing as of June 30, 2009, and our ability refinance our existing Pure Earth revolving line of credit.  Due to the overall economic downturn during the fourth quarter of 2008, several of our large customer receivable balances have been outstanding in excess of 120 days.  In particular, we had approximately $2.8 million in outstanding receivables related to one large construction project in New York City as of June 30, 2009 and December 31, 2008, which was the subject of ongoing litigation.  See “Part II, Item 1. Legal Proceedings – Accounts Receivable Litigation.”  On May 29, 2009 we reached a settlement with these customers whereby we agreed to $2.0 million in satisfaction of these receivables.  $1.0 million of this settlement was received on July 1, 2009, and the remaining amount is to be repaid in eighteen monthly installments of $55,000 beginning on September 1, 2009.  Our capital resources as of June 30, 2009 and December 31, 2008 were also negatively impacted by our operating losses of $1.9 million and $3.5 million, respectively.

As of June 30, 2009, we were not in compliance with the minimum adjusted net income and debt service coverage ratio covenants under our revolving line of credit.  As a result, under the revolving line of credit agreement, events of default occurred since June 30, 2009 but were waived on August 18, 2009 retroactive to June 30, 2009 by the lender under this line of credit.  One of the conditions to obtaining this waiver was that we are prohibited from making cash payments to the holder of our Series B preferred stock while the line of credit is outstanding.  On August 18, 2009, our Series B preferred stockholder agreed to prospectively waive this potential event of noncompliance.  We are actively engaged in the process of obtaining a new lender to replace the existing revolving line of credit, which expires on October 23, 2009.

On November 12, 2008, we completed the refinancing of the existing line of credit and various bank and equipment notes payable at Casie Group into a consolidated $8.0 million term loan, which provided for approximately $2.6 million in additional working capital.  In addition, this refinancing allowed Casie Group and certain of our other subsidiaries to become borrowers under our revolving line of credit thereby increasing our available borrowing collateral by approximately $2.2 million on March 13, 2009 when the collateral was added into the borrowing base.  The additional borrowing collateral has been used to provide additional funds to finance our ongoing operations and was essential in allowing us access to additional funding from Casie Group’s receivables, which were previously encumbered under other outstanding debt obligations.

In the past, as noted above, we have been successful in obtaining funding by issuing our common and preferred stock, convertible debentures and related warrants.  We also have funding available through our revolving lines of credit and other debt facilities.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Obligations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  We have also used our common stock as currency to complete several of our acquisitions, and we intend to continue to do so where possible and appropriate in order to preserve our cash for future operations and to meet our working capital needs.

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

We are also required by the State of New Jersey to maintain escrow accounts in which we deposit funds in the event of closure and post-closure events involving waste management facilities within our Treatment and Recycling segment.  The balance of this escrow account was $276,677 and $273,623 as of June 30, 2009 and December 31, 2008, respectively.  We do not expect the requirement to maintain this escrow account to significantly impact our capital resources.

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

Our principal projected cash needs for the remainder of 2009 include the following components:

•	approximately $0.3 million in cash dividend payments relating to the outstanding Series B preferred stock;

•	approximately $1.2 million in principal and interest payments relating to our outstanding debt, revolving line of credit, term loans and notes payable;

•	approximately $0.4 million of uncommitted but planned capital expenditures within our Treatment and Recycling segment for additional equipment and or site improvements;

•	approximately $0.5 million for working capital needs at New Nycon, PE Energy, and other potential new business initiatives; and

•	general operating and administrative expenses of $6.0 million.

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

We continually monitor our actual and forecasted cash position, as well as our liquidity and capital resources, in order to plan for our current cash operating needs and to fund business activities or new opportunities that may arise as a result of changing business conditions.  We intend to use our existing cash and cash flows from operations to continue to grow our business, fund potential acquisitions and pay existing obligations and any recurring capital expenditures.  Nonetheless, our liquidity and capital position could be adversely affected by:

•	the acceleration by our lender of amounts due and payable under our revolving line of credit as a result of the event of default;

•	delayed payment or non-payment of receivables on certain material accounts;

•	the loss of any of our major customers;

•	our inability to comply with any of the covenants or restrictions on our indebtedness or the Series B preferred stock;

•	the enactment of new regulatory or environmental laws;

•	our inability to grow our business as we anticipate whether internal growth, by acquisition, through joint ventures or by forming new subsidiaries;

•	any other changes in the cost structure of our underlying business model; and

•
any of the other risks and uncertainties described in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Commission on March 31, 2009, and of this Quarterly Report on Form 10-Q.

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

 Revolving Line of Credit

The table below summarizes the credit capacity, maturity and other information regarding our outstanding revolving line of credit as of June 30, 2009.

Revolving Line of Credit	Maximum Outstanding		Balance Outstanding	Interest Rate		Maturity/ Termination Date
	(in thousands)
Pure Earth, Inc.	$7,500	(1)	$2,364	10.75	% (2)	October 23, 2009

(1)
Subject to reduction for (i) a borrowing base limitation; and (ii) outstanding letters of credit; and (iii) other loan reserves.  As of June 30, 2009, the borrowing base limitation was approximately $5.6 million, and we had aggregate required loan reserves and outstanding letters of credit of $ 1.9 million.  On August 18, 2009, the maximum line of credit amount was subsequently reduced to $4.7 million and the loan reserves of $1.9 million were removed subject to the amendment described below.

(2)	As of June 30, 2009, this line of credit bore interest at the lender’s prime rate, subject to a minimum of 5.0%, plus 5.75%.

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

Under the line of credit agreement, we are subject to financial covenants requiring the maintenance of certain financial ratios relating to tangible net worth and capital expenditures, as well as certain other customary affirmative and negative non-financial covenants.  These financial covenants were amended on March 13, 2009, resulting in additional financial covenants, including maintaining minimum adjusted net income, specified debt service coverage ratios and minimum availability requirements.  The minimum adjusted net income and debt service coverage ratio covenants went into effect beginning with the quarter ending June 30, 2009.  The existing tangible net worth covenant and the capital expenditures limitation were also amended.

As of June 30, 2009, we were not in compliance with the minimum adjusted net income and debt service coverage ratio covenants and as a result, under the revolving line of credit agreement, events of default were deemed to have occurred.  On August 18, 2009, we obtained a waiver of these events of default and entered into an amendment of this revolving line of credit agreement.  This amendment includes the following provisions:

•	The existing events of default were waived by the lender, retroactively effective as of June 30, 2009.

•
The maximum line of credit amount was reduced from $7,500,000 to $4,700,000 and lender-imposed loan reserves and letters of credit totaling $1,890,000 were removed, including the requirement to maintain minimum availability of $500,000.  These changes did not materially impact our borrowing availability which was approximately $1.5 million both prior to and subsequent to this amendment.

•
The interest rate under this line of credit was increased to the bank’s prime rate, subject to a minimum of 5%, plus 5.75%, or 10.75% as of August 18, 2009.  This increase will be retroactively applied to June 1, 2009.

•	The lender has prohibited us from making cash payments to the holder of the Series B Preferred Stock during the remainder of the loan term.

The additional terms and provisions of this amendment were intended to reduce the lender’s maximum potential exposure under this agreement, and did not have a material impact on our borrowing availability, which was approximately $1.5 million, both prior to and subsequent to the execution of this amendment.  The revolving line of credit is currently set to terminate on October 23, 2009, therefore we are currently in discussions with several potential new lenders.  We believe that a new lender can be in place prior to the expiration of the existing revolving line of credit.

The lender-imposed limitation on the cash payment of dividends to the Series B preferred stockholder would have constituted an event of noncompliance under the investment agreement for the Series B preferred stock and related agreements for amounts due and payable on September 30, 2009.  On August 18, 2009, we prospectively agreed with the holder of the Series B preferred stock that in lieu of making the coupon payment otherwise due on September 30, 2009, we will instead pay the holder of the Series B preferred stock the coupon payment, plus 14% interest thereon, either:

a)	in one lump sum representing the full coupon payment plus accrued interest on November 30, 2009; or

b)
if we refinance our outstanding revolving line of credit with an alternative lender prior to such dates, then any unpaid portion of the coupon payment, plus accrued interest, shall be paid on the date such refinancing is consummated.

Off-Balance Sheet Arrangements

Our most significant off-balance sheet financing arrangements as of June 30, 2009 are non-cancelable operating lease agreements, primarily for office and equipment rentals, and future performance obligations incurred in connection with our acquisitions where we have assessed that the payment of the obligation is not presently probable.  As of June 30, 2009, future minimum obligations under our operating lease agreements are $2.9 million.  As of June 30, 2009, the potential maximum cash and non-cash future off-balance sheet performance obligations associated with our acquisitions were $0.3 million in the aggregate, based upon an estimate of $1.00 per share for our common stock.  Also, at June 30, 2009, we had a letter of credit for $200,000 outstanding in connection with a settlement of union-related litigation.

We do not otherwise participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Related Party Transactions

As part of the Casie Group acquisition, we issued a note payable to a former stockholder in the principal amount of $1.0 million.  The note payable accrues interest at 6.77% per year and is payable in the following two installments:  $333,000 due December 31, 2009 and the remaining principal balance plus any accrued and unpaid interest on December 31, 2010.  This note payable had an outstanding balance of approximately $1.0 million at June 30, 2009.  The note is subordinated in right of payment to our existing revolving lines of credit.  On June 17, 2009, we issued a notice of setoff to the former owners of Casie Group, notifying him of our intent to setoff post-closing claims against this note payable and shares of Pure Earth common stock that may otherwise be due to the former owner as permitted under the stock purchase agreement.  Effective on June 27, 2009, we offset the amounts due to the former owner under this note payable against the post-closing claims.  The former owner of Casie has formally denied the validity of these post-closing claims.  The ultimate outcome of these post-closing claims remains uncertain, and therefore the note payable will remain on our consolidated financial statements until either a settlement with the former owner is reached or we are legally released of this obligation.

As of June 30, 2009, we had approximately $0.4 million in due from affiliates, which consists of amounts due from ACR, a joint venture operation, to Casie Group.   The $0.4 million reflects the value of goods and services performed and provided by Casie Group to the joint venture, for which Casie Group has not yet been compensated.

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

Fair Value.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”)  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or our 2008 fiscal year.  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  We adopted SFAS No. 159 in the first quarter of fiscal year 2008.  In connection with the Susquehanna term loan and related interest rate swap agreement, we elected to apply the fair value option under SFAS No. 159 to measure the Susquehanna term loan at fair value.  See Note 10 to our condensed consolidated financial statements for more information.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements For Purposes of Lease Classification or Measurement Under Statement 13,” and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, we were required to apply the definition of fair value and related disclosures in SFAS No. 157 (as impacted by FSP 157-1 and FSP 157-2) beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on our consolidated financial position or results of operations. We are currently evaluating the remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP 157-2.  Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 have been applied to fair value measurements prospectively beginning January 1, 2009.  These additional aspects of SFAS No. 157 did not have a material impact on our condensed consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of  SFAS No. 157 when the market for a financial asset is inactive. Specially, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective immediately including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under SFAS No. 157 when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP 157-4 did not have a material impact on our condensed consolidated financial statements.

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

Derivatives.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Accordingly, we applied the enhanced disclosure provisions of SFAS No. 161 upon the effective date to our outstanding derivatives, which as of June 30, 2009, consisted solely of an interest-rate swap related to the Susquehanna term loan.

Hierarchy of GAAP.  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP.  Currently, the GAAP hierarchy is provided in the American Institute of Certified Public Accountants’ U.S. Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411.  We do not expect the adoption of SFAS No. 162 to have an impact on our condensed consolidated financial statements.

Intangible Assets.  In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP.  FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date.  Disclosure requirements are to be applied to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted.  The adoption of FSP FAS 142-3 did not have a material impact on our condensed consolidated financial statements and footnote disclosures.

Convertible Debt Instruments.  In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively to all periods presented, with certain exceptions. Early adoption is not permitted.  Because we do not currently have any convertible debt outstanding, the adoption of FSP APB 14-1 did not have any impact on our condensed consolidated financial statements.  However, this pronouncement may impact the accounting for our future debt issuances.

Instruments Indexed to Stock.  In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.”  The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments.  EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied.  The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings.  The adoption of EITF 07-5 did not have an impact on our condensed consolidated financial statements as we does not currently have any instruments outstanding with these features, however it may impact the accounting for the issuance of future warrants or other instruments indexed to our common stock.

Conforming Changes to EITF 98-5.  In June 2008, the FASB ratified the consensus reached on June 12, 2008 by the EITF on EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to EITF Issue No. 98-5.” The conforming changes to EITF Issue No. 98-5 resulting from EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and SFAS No. 150 are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008.  The effect, if any, of applying the conforming changes shall be presented retrospectively and the cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings of the first period presented.  Because we do not currently have any convertible debt instruments outstanding, the adoption of EITF 08-4 did not have any impact on our condensed consolidated financial statements.  However, this pronouncement may impact the accounting for our future debt issuances.

Share Based Payments. On June 16, 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 did not have any impact on the condensed consolidated financial statements as there were no unvested share-based payment awards outstanding.

Postretirement Plans.  In December 2008, the Financial Accounting Standards Board (FASB) issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1).  FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.  We do not currently maintain a defined benefit plan or postretirement plan and therefore the adoption of FSP132(R)-1 is not expected to have an impact on the condensed consolidated financial statements.

Impairment.  In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. We do not currently have any outstanding debt securities, therefore FSP 115-2 and 124-2 is not expected to have an impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements.  FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009.  We adopted FSP 107-1 and 28-1 on June 15, 2009, and have included the additional interim disclosures as required by this FSP within our condensed consolidated financial statements as of June 30, 2009 and for the six months there ended.  See Note 10 to our condensed consolidated financial statements for more information.

Subsequent Events.  In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 was effective for interim and annual periods ending after June 15, 2009.   As required by SFAS 165, Subsequent Events, the we have evaluated subsequent events through August 19, 2009, which is the date our condensed consolidated financial statements were issued.

Transfers of Financial Assets.  In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   We do not currently engage in the transfer of financial assets and therefore, do not expect that the adoption of SFAS 166 will have a material impact on our consolidated financial statements.

Consolidation.  In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  We do not expect that the adoption of SFAS 167 will have a material impact on our consolidated financial statements.

Codification.  In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for certain nonpublic nongovernmental entities.  We do not expect that the adoption of SFAS 168 will have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2009.  Based upon the June 30, 2009 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the Securities and Exchange Commission.  These officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended June 30, 2009.

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

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings.

We may be involved in litigation and other legal proceedings from time to time in the ordinary course of our business.  Except as otherwise set forth in this quarterly report, we believe the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

 Soil Disposal Litigation

On December 12, 2007, subsequent to our purchase of Soil Disposal Group, Inc. on November 20, 2007, Clean Earth, Inc., which was the former employer of the Soil Disposal sales representatives, and certain of its affiliates filed a complaint in the Supreme Court of the State of New York in Manhattan, against us, PEI Disposal Group, Inc., Soil Disposal, the Soil Disposal sales representatives individually, one of our officers, and other named parties.  The complaint alleges, among other things, that the defendants breached certain covenants not to compete and a non-solicitation covenant with respect to customers and employees of the plaintiffs.  The complaint also claims that we interfered with contractual relations of the plaintiffs and aided and abetted the Soil Disposal sales representatives’ breach of certain fiduciary duties to the plaintiffs, as well as alleges claims of unfair competition, misappropriation of trade secrets and civil conspiracy against the salespersons, among other tort and contract-based claims.  The plaintiffs are seeking injunctive relief, unspecified compensatory, consequential and punitive damages and attorneys’ fees against all defendants.

With the filing of this complaint, the plaintiffs applied for a temporary restraining order, a preliminary injunction and expedited discovery against all defendants.  On December 20, 2007, all of these applications were denied by the court.  In September 2008, the plaintiffs amended their complaint and also moved to compel us and the other defendants to produce additional documents.  The defendants opposed these motions and cross-moved for summary judgment dismissing the case.  On April 15, 2009, the court referred the case to an alternative dispute resolution program for a 45-day period, during which time the parties attempted to resolve the case outside of litigation.  In the meantime, the court, at the defendants’ request, ordered a stay of all further discovery in the litigation.  The parties were unable to resolve this litigation through the alternative dispute resolution program.  In June 2009, the court ordered the defendants to comply with the plaintiffs’ request for discovery and interrogatories.  The defendants have denied all material claims, believe that the plaintiffs’ claims are without merit and intend to continue to contest this lawsuit vigorously.

Defamation Litigation

On January 14, 2008, a lawsuit was filed in the Superior Court of New Jersey, Camden County, by James Sanford, Corsan Technologies, Inc., Elite Management, Inc. and Donna Pantaleo alleging that we, one of our consultants and one of our officers defamed the plaintiffs by sending a letter to the Pennsylvania Office of the Attorney General. The complaint alleged that the letter included numerous false and defamatory statements and assertions about the plaintiffs arising out of their business. The plaintiffs sought unspecified compensatory and punitive damages against all defendants. In March of 2009, we entered into a settlement agreement whereby we agreed to issue to the plaintiff 30,000 shares of Pure Earth common stock and to have Casie Group accept a specified quantity of soils from the plaintiff at a stated price.  The shares were issued to the plaintiff in May 2009.

Juda Litigation

In 2007, we, Juda Construction, Ltd., and the former owners of Juda were named as co-defendants in a lawsuit filed in the U.S. District Court for the Southern District of New York relating to the pension liability of union truckers. On January 10, 2008, this case was settled for $650,000, plus 10% annual interest, payable over a two-year period. Although all defendants are jointly and severally liable for payment of this settlement, the former owners of Juda have agreed to reimburse us for any costs and liabilities incurred as a result of this litigation and to indemnify and hold us harmless against any claims, suits, causes of action or losses.  We and the former owners of Juda agreed to settle this liability as follows:

•	$250,000 was payable upon execution of the settlement agreement; and

•	two consecutive payments of $200,000 each, plus accrued interest, are to be made on or before December 10, 2008 and 2009, respectively.

To facilitate this settlement, we posted a $400,000 letter of credit to serve as a credit enhancement. Pursuant to a Reimbursement and Indemnity Agreement with the former owners of Juda, we have the right to offset any amounts owed by them against salary compensation or annual bonuses that they would otherwise be entitled to receive from us. We also required the former owners of Juda to pledge 150,000 shares of our common stock held by them as collateral for the letter of credit. The pledged shares were deposited into an escrow account that is jointly held by the parties. On December 10, 2008, we made a payment of $200,000 on behalf of the former owners of Juda, at which time the outstanding letter of credit was reduced to $200,000.  At that time, we also required the former owners of Juda to post an additional 125,000 shares of our common stock as additional collateral.  On April 20, 2009, we accepted and retired 200,000 of the shares of common stock held in escrow as reimbursement for the December 2008 payment made by us on behalf of the former owners of Juda.  A total of 75,000 shares of our common stock remain as collateral against the future remaining payment in 2009.

Accounts Receivable Litigation

In September of 2007, we began transportation and disposal work on a large construction job in New York City to redevelop several city blocks.  Beginning in September 2007 and through September 30, 2008, we billed a total of $9.2 million to this customer for which we received payments totaling $7.3 million, leaving an outstanding receivable balance of $1.9 million.  In addition, we also billed an additional $0.9 million in September of 2008 relating to this same job through another one of our major customers, which is also outstanding as of June 30, 2009 and for which we have a payment bond in the amount of $0.9 million in place.  In August of 2008, we were notified by the customers that they were stopping payment due to a dispute over the tonnage of material removed from the construction site.  We promptly ceased work on the job and filed a mechanics’ lien on the properties in September of 2008.  In December of 2008, we filed three lawsuits in the Supreme Court for the State of New York, County of New York, against these customers and other lien holders, alleging that approximately $2.8 million in amounts owed to us for transportation and disposal fees, plus applicable interest, have not been paid.  We sought to foreclose on a mechanics’ lien and alleged breach of contract, unjust enrichment and account stated claims.  Certain of the defendants filed counterclaims against us for breach of contract, fraud and willful lien exaggeration, and seek at least $2.0 million in damages in each of the three cases, plus punitive damages and attorneys’ fees in an amount to be proven at trial.  On May 29, 2009, we agreed to a settlement whereby we will receive a total of $2.0 million in satisfaction of the $2.8 million of outstanding accounts receivable and dismissal of the counterclaims.  Of this settlement amount, $1.0 million was to be received within 15 days of the final settlement and the remaining $1.0 million is scheduled to be repaid in 18 monthly installments of $55,556 beginning on September 1, 2009.  On July 1, 2009, we received the first installment of $1.0 million.  The remaining $1.0 million note receivable is secured by approximately $888,000 in payment bonds held by us in the event of nonpayment by the customers.

Environmental Matters

On February 15, 2007, the New Jersey Department of Environmental Protection, or NJ DEP, asserted multiple violations against MART, one of our wholly owned subsidiaries, involving its Class B Recycling Facility Permit through the issuance of an Administrative Order and Notice of Civil Administrative Penalty Assessment.  The NJ DEP fined MART approximately $0.6 million, which was accrued for as of March 30, 2007, the date we purchased MART, at December 31, 2008. The most significant of these alleged violations, in terms of cost to remedy, was the storage of approximately 253,000 tons of processed and unprocessed soil in areas beyond the limits of MART’s permit, and the ongoing processing of soil in areas where this activity was not authorized.  Following the acquisition, we have attempted to address these alleged violations. We installed our own supervisory team to oversee the processing and off-site disposal of this soil, requiring an investment in MART of approximately $3.7 million from June 30, 2007 through December 31, 2008. In addition, we have invested approximately $150,000 to install impermeable high-density polyethylene liners over an additional area of approximately one acre to expand the footprint of its soil processing operation. In June of 2009, we settled the $0.6 million in outstanding fines and penalties with the NJ DEP for approximately $0.2 million.  We believe MART’s unprocessed soil stockpile is currently in compliance with the requirements of the NJ DEP permit. MART has also recently submitted a permit amendment application to formalize its expanded soil processing operation over the newly-lined area.

Other than as set forth above, no material developments have occurred in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Further, except as set forth in our 2008 Form 10-K, there has not been (i) any additional material legal proceeding to which we are a party or (ii) any material proceeding to which any of our directors, officers or affiliates, any of our owner of record or beneficially of more than 5% of any class of our common stock, or any associate of any such director, officer, affiliate or security holder, is a party adverse to us or has a material interest adverse to us.

Item 1A.   Risk Factors.

Events of default have occurred under our revolving line of credit, which may increase the likelihood that in the future our lenders may be permitted to accelerate repayment of our outstanding obligations under the line of credit and our other indebtedness and obligations.

Certain events of default have occurred under our revolving line of credit.  The occurrence of an event of default permits the lender under the revolving line of credit to accelerate repayment of all amounts due, to terminate commitments thereunder, and to require us to provide cash collateral equal to the face amount of all outstanding letters of credit.  The provisions of our term loan facility with Susquehanna Bank include as an event of default any failure to comply with a covenant or obligation under other obligations of the borrower of $500,000 or more.  Thus, any other default under our revolving line of credit may trigger a default under the term loan.  Once in default, these lenders may accelerate our obligations thereunder if we do not cure the default within certain time periods.  We may not have sufficient cash resources to repay these obligations should the lender accelerate these obligations.  Acceleration of the amounts outstanding under the revolving line of credit may have a material adverse impact on our liquidity, financial condition and operations.

Further defaults under this indebtedness may negatively affect our ability to declare or pay dividends or other distributions to our stockholders, including our Series B preferred stockholder.  The nonpayment of dividends to the Series B preferred stockholder would constitute an event of noncompliance under that investment agreement and related agreements if it is not remedied prior to the dividend payment date.  Any failure to pay these dividends could permit the Series B preferred stockholder to require redemption of its shares of Series B preferred stock and related warrants at stated repurchase prices, which would have a material adverse effect on us.

Except as described above, there have not been any material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

 Unregistered Sales of Equity Securities

We have listed below sales and issuances of our unregistered securities made during the second quarter of 2009 that were not otherwise reported in a Form 10-Q or Form 8-K.

•
On May 26, 2009, we issued 30,000 shares of common stock to an individual whom we reasonably believed to be an accredited investor at the time of issuance in connection with the settlement of outstanding litigation against us.  We valued these shares at the time of issuance to be $30,000.

•
On May 29, 2009, we issued a total of 50,000 shares of common stock to two consultants, each of whom we reasonably believed to be an accredited investor at the time of issuance, for marketing services rendered to us.  We valued these services at the time of issuance to be $50,000.

We believe that the offers and sales indicated above were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, for, among other things, the following reasons:

•	the subject securities were sold to a limited group of persons;

•	we reasonably believed that each investor was purchasing our securities for investment without a view to resale or further distribution, except in compliance with the Securities Act;

•	each investor was reasonably believed to possess one or more of the following characteristics:

·	the investor was a sophisticated investor at the time of the sale;

·	the investor had a pre-existing business or personal relationship with us, our management or a placement agent engaged by us; or

·	the investor received all material information about us and our business, or was given reasonable access to such information a reasonable period of time prior to any sale of our securities;

•
restrictive legends stating that the securities may not be offered and sold in the United States absent registration under the Securities Act or an applicable exemption therefrom were placed on certificates evidencing the securities or agreements relating thereto; and

•	no form of general solicitation or general advertising was made by us in connection with the offer or sale of these securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2009, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009	200,000	(1)	$1.00	––	––
May 1, 2009 to May 31, 2009	––		––	––	––
June 1, 2009 to June 30, 2009	––		––	––	––

(1)
All such shares of common stock were purchased other than through a publicly announced plan or program.  In April 2009, we retired these shares, which were previously pledged as collateral for the reimbursement of a $200,000 payment that we made on behalf of the former owners of Juda Construction, Ltd., one of our wholly-owned subsidiaries, to settle a pension liability lawsuit.

Limitations on Our Payment of Dividends

We have not paid dividends on our common stock in the past and do not anticipate paying dividends on our common stock in the foreseeable future. We anticipate that we will retain future earnings, if any, to fund the development and growth of our business.  While they are outstanding, the terms of our Series B preferred stock do not permit us to pay any cash dividends on our common stock.  Furthermore, as a result of our covenant default under our revolving line of credit, the lender is currently prohibiting us from making dividend payments on any of our shares of capital stock, including on our outstanding shares of Series B preferred stock.  We are currently discussing this matter with the holder of our Series B preferred stock.  See “Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Line of Credit.”  In the future, we may be a party to other agreements that limit or restrict our ability to pay dividends.

In addition, the General Corporation Law of the State of Delaware prohibits us from declaring and paying a dividend on our capital stock at a time when we do not have either (as defined under that law):

•	a surplus, or, if we do not have a surplus;

•	net profit for the year in which the dividend is declared and for the immediately preceding year.

Item 3.  Defaults upon Senior Securities

As of June 30, 2009, we were not in compliance with the minimum adjusted net income and debt service coverage ratio covenants under our revolving line of credit agreement.  As a result, under the revolving line of credit agreement, events of default have occurred since June 30, 2009 and had been continuing until August 18, 2009 when they were waived by the lender retroactive to June 30, 2009.  As a result of this event of default under the revolving line of credit and the corresponding lender waiver, we are prohibited from making cash payments and distributions to the Series B Preferred stockholder.  Pursuant to the terms of the revolving line of credit, during the default period, the applicable interest rate on any borrowings outstanding under the line of credit will be increased by 3% over the otherwise applicable rate, or 10.75% as of June 1, 2009.  See “Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources -- Revolving Line of Credit.”  The event of default under our revolving line of credit also triggered a cross-default under our term loan with Susquehanna bank, which cross-default was in turn cured when we obtained the waiver from the lender under our revolving line of credit.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 17, 2009, we held our 2009 annual meeting of stockholders.  At the 2009 annual meeting, our stockholders:

•
re-elected Charles M. Hallinan as a Class II director, to serve until our 2011 Annual Meeting of Stockholders, and until his successor has been elected or qualified or until his earlier death, resignation or removal;

•
re-elected Brent Kopenhaver as a Class III director, to serve until our 2012 Annual Meeting of Stockholders, and until his successor has been elected and qualified or until his earlier death, resignation or removal; and

•	ratified the appointment of Marcum LLP (formerly Marcum & Kliegman LLP) as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

The results of the voting for the election of the foregoing director nominees were as follows:

Director Nominee	For	Withhold Authority
Charles M. Hallinan	12,265,273	27,855
Brent Kopenhaver	12,257,673	35,455

The results of the voting on the ratification of Marcum LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 were as follows:

For	Against	Abstain	Broker Non-Votes
12,143,128	––	150,000	––

Item 6. Exhibits.

The warranties, representations and covenants contained in any of the agreements included herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

Exhibit No.	Description
2.10*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)

3.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (2) (3)

3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (2) (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

PURE EARTH, INC.

Date: August 19, 2009	By:	/s/ Mark Alsentzer
Mark Alsentzer
President and Chief Executive Officer

Date: August 19, 2009	By:	/s/ Brent Kopenhaver
Brent Kopenhaver
Chairman, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.10*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)

3.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (2) (3)

3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (2) (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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