Form 10-Q
period 2009-09-30
Pure Earth, Inc.
filed 2009-11-16
CIK 1436351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  17,550,399 shares of Common Stock, $.001 par value, as of November 14, 2009.

PURE EARTH, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2009

TABLE OF CONTENTS

*      *      *

 In this quarterly report, unless otherwise specified or the context otherwise requires, the terms “we” “us,” “our,” and the “Company” refer to Pure Earth, Inc. and our consolidated subsidiaries taken together as a whole.

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, we have elected to comply throughout this quarterly report with the scaled disclosure requirements applicable to “smaller reporting companies.”  Except as specifically included in the quarterly report, items not required by the scaled disclosure requirements have been omitted.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

PURE EARTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,589,993	$900,744
Accounts receivable, less allowance for doubtful accounts of $444,413 and $986,324	9,740,225	11,034,564
Restricted cash	211,035	813,164
Due from joint venture	121,175	342,552
Inventories	874,835	538,943
Prepaid expenses	437,510	798,629
Other current assets	1,494,065	1,069,892
Deferred income tax asset	306,073	306,073
Total Current Assets	14,774,911	15,804,561

PROPERTY AND EQUIPMENT
Land	1,085,940	1,085,940
Buildings and improvements	7,125,309	7,125,309
Leasehold improvements	211,875	211,875
Machinery and equipment	10,023,940	8,078,035
Trucks and automobiles	1,868,143	1,922,246
Office furniture, fixtures and computer software	337,320	323,160
	20,652,527	18,746,565
Less: accumulated depreciation and amortization	(6,359,743)	(4,435,569)
Property and Equipment, Net	14,292,784	14,310,996

OTHER ASSETS
Deposits and other assets	1,575,224	923,335
Deferred financing costs, net of accumulated amortization of $479,645 and $199,663	543,007	747,989
Goodwill	759,694	759,694
Permits	2,200,000	2,200,000
Other intangible assets, net of accumulated amortization	2,888,362	3,587,210
Idle machinery	5,158,100	7,176,850
Total Other Assets	13,124,387	15,395,078

TOTAL ASSETS	$42,192,082	$45,510,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
	September 30, 2009	December 31, 2008
	(Unaudited)
CURRENT LIABILITIES
Line of credit	$3,739,676	$407,822
Notes payable	-	25,068
Note payable – related party	333,000	333,000
Current portion of long-term debt	1,640,147	1,556,494
Accounts payable	6,545,074	5,615,708
Accrued expenses	835,244	907,428
Accrued payroll and payroll taxes	396,090	297,039
Other current liabilities	191,506	1,323,452
Accrued disposal costs	110,319	262,815
Total Current Liabilities	13,791,056	10,728,826

LONG-TERM LIABILITIES
Long-term debt, net of current portion	7,161,254	8,426,740
Mandatorily redeemable Series B preferred stock, $.001 par value; authorized 20,000 shares; issued and outstanding 6,300 and 6,300 shares	5,033,721	4,447,437
Note payable — related party	678,348	650,296
Accrued disposal costs	211,046	78,023
Contingent consideration	2,383,991	2,683,991
Warrants with contingent redemption provisions	383,168	1,112,164
Deferred income taxes	2,199,958	4,047,236
Deferred income taxes – permits	880,000	880,000
Total Long-Term Liabilities	18,931,486	22,325,887

TOTAL LIABILITIES	32,722,542	33,054,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding 17,218,465 and 15,368,972
Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding 17,525,549 and 17,626,799 shares	17,526	17,627
Additional paid-in capital	13,692,951	13,803,474
Accumulated deficit	(4,240,937)	(1,365,179)

TOTAL STOCKHOLDERS’ EQUITY	9,469,540	12,455,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,192,082	$45,510,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$11,451,474	$19,131,047	$35,517,970	$51,638,690

COST OF REVENUES (including depreciation and amortization expense of $668,593 and $620,710 for the three months ended September 30, 2009 and 2008 and $1,911,580 and $1,893,089 for the nine months ended September 30, 2009 and 2008)	10,573,221	15,481,079	30,845,660	41,901,758

GROSS PROFIT	878,253	3,649,968	4,672,310	9,736,932

OPERATING EXPENSES
Salaries and related expenses	1,229,976	1,590,422	4,082,553	4,616,856
Occupancy and other office expenses	206,056	225,349	707,956	790,502
Professional fees	456,880	359,354	1,480,522	1,424,856
Other operating expenses	259,983	565,769	1,227,537	1,297,266
Insurance	226,659	356,916	667,605	956,106
Depreciation and amortization	162,565	145,351	482,857	399,570
Impairment of idle machinery	—	—	—	412,500
Gain on sale of equipment	(14,732)	(634)	(26,148)	(256,979)
TOTAL OPERATING EXPENSES	2,527,387	3,242,527	8,622,882	9,640,677

INCOME (LOSS) FROM OPERATIONS	(1,649,134)	407,441	(3,950,572)	96,255

OTHER INCOME (EXPENSES)
Interest income	—	29,482	—	92,292
Interest expense	(643,583)	(522,131)	(1,831,300)	(1,388,536)
Loss from equity investment	(32,596)	—	(140,526)	—
Other income	375,126	48,908	1,199,362	161,661
TOTAL OTHER INCOME (EXPENSES)	(301,053)	(443,741)	(772,464)	(1,134,583)

LOSS BEFORE INCOME TAXES	(1,950,187)	(36,300)	(4,723,036)	(1,038,328)

BENEFIT FROM INCOME TAXES	(754,480)	(47,081)	(1,847,278)	(462,923)

NET INCOME (LOSS)	(1,195,707)	10,781	(2,875,758)	(575,405)

Less: preferred stock dividends	—	—	—	477,845

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	$(1,195,707)	$10,781	$(2,875,758)	$(1,053,250)

NET LOSS PER COMMON SHARE
Basic	$(0.07)	$0.00	$(0.16)	$(0.06)
Diluted	$(0.07)	$0.00	$(0.16)	$(0.06)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic	17,507,003	17,621,799	17,551,298	17,360,519
Diluted	17,507,003	18,388,914	17,551,298	17,360,519

The accompanying notes are an integral part of these condensed consolidated financial statements

PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2009
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

BALANCE - January 1, 2009	17,626,799	$17,627	$13,803,474	$(1,365,179)	$12,455,922

Issuance of common stock for legal settlement	30,000	30	29,970	—	30,000
Issuance of common stock to consultants	68,750	69	59,307	—	59,376
Retirement of common stock	(200,000)	(200)	(199,800)	—	(200,000)
Net loss	—	—	—	(2,875,758)	(2,875,758)

BALANCE - September 30, 2009	17,525,549	$17,526	$13,692,951	$(4,240,937)	$9,469,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

 PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,875,758)	$(575,405)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,995,590	1,926,354
Other intangible assets amortization	398,848	370,371
Deferred financing cost amortization	279,982	82,195
Interest expense for accretion of warrant and debt discount	222,983	135,420
Interest expense for Series B preferred stock payment-in-kind	363,301	145,910
Impairment of idle equipment	—	412,500
Provision for doubtful accounts	233,972	(29,866)
Gain on sale of property and equipment	(26,147)	(256,979)
Change in fair value of derivatives and other assets and liabilities measured at fair value	4,813	—
Restricted stock grant	89,376	74,500
Change in fair value of warrants with contingent redemption provisions	(728,996)	—
Deferred income taxes	(1,847,278)	(54,040)
Changes in operating assets and liabilities
Accounts receivable	60,367	(3,632,762)
Inventories	(335,892)	(12,325)
Prepaid expenses and other current assets	936,947	(259,703)
Deposits and other assets	(651,889)	16,444
Restricted cash	602,129	—
Accounts payable	1,000,837	533,955
Accrued expenses and other current liabilities	(1,055,443)	(634,681)
Accrued disposal costs	(19,473)	(1,290,472)
Contingent consideration	—	(176,345)
Due from affiliates	221,377	303,281
Income taxes payable	—	(1,024,603)

TOTAL ADJUSTMENTS	1,745,404	(3,370,846)

NET CASH USED IN OPERATING ACTIVITIES	(1,130,354)	(3,946,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses and assets	—	(44,803)
Payments for pending acquisitions	—	(149,016)
Acquisitions of property and equipment	(51,583)	(732,298)
Proceeds from sale of equipment	47,994	590,901

NET CASH USED IN INVESTING ACTIVITIES	(3,589)	(335,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of (advances for) related party loans	28,052	(41,641)
Net borrowings (repayments) on line of credit	3,331,854	1,908,611
Repayment of notes payable	(25,068)	(632,804)
Repayment of long-term debt	(1,186,646)	(1,114,952)
Proceeds from equipment financing	—	200,000
Financing fees incurred	(75,000)	(506,580)
Retirement of common stock	(200,000)	—
Private placements of common and preferred stock	—	6,300,000
Dividends paid on Series A preferred stock	(50,000)	(75,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,823,192	6,037,634

NET INCREASE IN CASH AND CASH EQUIVALENTS	689,249	1,756,167

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	900,744	1,885,014

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,589,993	$3,641,181

SUPPLEMENTARY INFORMATION
Cash paid during the periods for:
Interest	$1,310,218	$976,685
Income taxes	$12,955	$1,112,743

Non-cash investing and financing activities:
Debt and other liabilities incurred in acquisition of businesses and asset purchases	$—	$3,543,991
Acquisitions of businesses and assets in exchange for shares of common stock	$—	$74,500
Property and equipment financed with debt	$—	$472,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Business Operations and Consolidation

The accompanying condensed consolidated financial statements include the accounts of Pure Earth, Inc. (“Pure Earth”) and its wholly owned subsidiaries, Pure Earth Transportation & Disposal, Inc. (“PE Transportation and Disposal”); Juda Construction, Ltd. (“Juda”); PEI Disposal Group, Inc. (“PEI Disposal Group”); Pure Earth Treatment (NJ), Inc. (formerly Casie Ecology Oil Salvage, Inc.), Rezultz, Incorporated (“Rezultz”), and Pure Earth Recycling (NJ), Inc. (formerly MidAtlantic Recycling Technologies, Inc.), collectively referred to as “Pure Earth Recycling”;  Pure Earth Energy Resources, Inc. (“PEER”); Pure Earth Environmental, Inc. (“PE Environmental”); Bio Methods LLC (“BioMethods”); Geo Methods, LLC (“GeoMethods”); Echo Lake Brownfield, LLC (“Echo Lake”); HFH Acquisition Corp. (“HFH”); Pure Earth Materials, Inc. (“PE Materials”); Pure Earth Materials (NJ) Inc. (“PE Materials NJ”); and New Nycon, Inc. (“New Nycon”).  Pure Earth and its subsidiaries, taken together as a whole, are collectively referred to as the “Company”.  All significant intercompany accounts and transactions have been eliminated.

The Company’s reportable segments are strategic business units that offer environmental services within the Company’s continuum of environmental strategies. With respect to the three and nine months ended September 30, 2009 and 2008, the Company had five reportable segments: Transportation and Disposal, Treatment and Recycling, Environmental Services, Materials and Concrete Fibers.  The Concrete Fibers segment was formed effective on April 1, 2008 with the acquisition of Nycon, Inc. (Note 3).

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

These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the condensed consolidated financial statements and to make them not misleading. The interim operating results for the three and nine months ended September 30, 2009 and September 30, 2008 are not necessarily indicative of operating results expected for the full year.  For further information refer to the Company’s consolidated financial statements and footnotes thereto as of December 31, 2008 and 2007 and for the years then ended contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Commission on March 31, 2009.

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) confirmed that the FASB Accounting Standards Codification (“ASC”) would become the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) (other than guidance issued by the SEC), superseding all other accounting literature except that issued by the SEC. The Codification does not change U.S. GAAP. However, as a result, only one level of authoritative U.S. GAAP exists. All other literature is considered non-authoritative. The FASB ASC is effective for interim and annual periods ending on or after September 15, 2009. Therefore, the Company has changed the way specific accounting standards are referenced in its condensed consolidated financial statements.

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

Inventories

Inventories are valued at the lower of cost or market by the weighted average cost method and are comprised of crushed rock, recycled oil, and concrete fibers which are considered finished products.  The value of the inventories as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
	(unaudited)
Recycled oil	$250,722	$248,151
Crushed rock	354,850	64,500
Concrete fiber	269,263	226,292
Totals	$874,835	$538,943

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and excludes any potentially dilutive securities.   Diluted EPS gives effect to all potentially dilutive securities outstanding during each period that were outstanding during the period but does not include such securities if their effect would be anti-dilutive, in accordance with SFAS No. 128, “Earnings per Share” (Topic 260).

The Company’s computation of diluted EPS excludes 20,000 shares of Series A redeemable convertible preferred stock for the nine months ended September 30, 2008 (which shares were not outstanding at December 31, 2008) since its effect was anti-dilutive due to the Company’s net loss.  Additionally, 1,091,818 common stock purchase warrants were excluded from the determination of diluted EPS for three and nine months ended September 30, 2009 and 2008, and 324,444 common stock purchase warrants were excluded for the three months ended September 30, 2008 as their effect is also anti-dilutive.

Recently Issued Accounting Pronouncements

Business Combinations.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, “Business Combinations” and was subsequently included in the Business Combinations Topic of the FASB ASC (Topic 805).  SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R will have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”), which was subsequently included in the Consolidation Topic of the FASB ASC (Topic 810). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. The Company adopted SFAS 160 beginning on January 1, 2009. As a result, the Company is required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company is also required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

Derivative Instruments.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which was subsequently included in the Derivatives and Hedging Topic of the FASB ASC (Topic 815). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has applied the additional disclosure requirements to its derivative activities for periods beginning on or after January 1, 2009.

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

Intangible Assets.  In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which was subsequently included in the Intangibles – Goodwill and Other Topic of the FASB ASC (Topic 350). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles (“GAAP”). FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP FAS 142-3 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Convertible Debt Instruments.  In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”), which was subsequently included in the Distinguishing Liabilities from Equity Topic of the FASB ASC (Topic 480) . FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively to all periods presented, with certain exceptions. The Company does not currently have any convertible debt outstanding and therefore the adoption of FSP APB 14-1 did not have any impact on its consolidated financial statements, however it may impact the accounting for future debt issuances.

Instruments Indexed to Stock.  In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which was subsequently included in the Distinguishing Liabilities from Equity Topic of the FASB ASC (Topic 480). The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. The adoption of EITF 07-5 did not have an impact on the Company’s consolidated financial statements as it does not currently have any instruments outstanding with these features, however it may impact the accounting for the issuance of future warrants or other instruments indexed to the Company’s common stock.

Conforming Changes to EITF 98-5.  In June 2008, the FASB ratified the consensus reached on June 12, 2008 by the EITF on EITF 08-4, “Transition Guidance for Conforming Changes to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 08-4”). The conforming changes to EITF 98-5 resulting from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The effect, if any, of applying the conforming changes shall be presented retrospectively and the cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings of the first period presented.  The adoption of EITF 08-4 did not have any impact on the Company’s consolidated financial statements as the Company’s application of EITF 00-27 is consistent with the guidance of this issue.  The guidance prescribed under EITF 08-4 was incorporated into the Distinguishing Liabilities from Equity Topic of the FASB ASC (Topic 480).

Share Based Payments.  On June 16, 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform with the provisions of FSP No. EITF 03-6-1. FSP EITF 03-6-1 was subsequently incorporated into the Earnings Per Share Topic of the FASB ASC (Topic 260).  The adoption of FSP EITF 03-6-1 did not have any impact on the Company’s consolidated financial statements as there were no unvested share-based payment awards outstanding.

Postretirement Plans.  In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1), which was subsequently included in the Compensation – Retirement Benefits Topic of the FASB ASC (Topic 715).  FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company does not currently maintain a defined benefit plan or postretirement plan and therefore the adoption of FSP132(R)-1 is not expected to have an impact on the consolidated financial statements.

Impairment.  In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2), which was subsequently included in the Investments- Debt and Equity Securities Topic of the FASB ASC (Topic 320). FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not currently have any outstanding investments in debt or equity securities, therefore the adoption of FSP 115-2 and 124-2 did not have an impact on the consolidated financial statements.

Fair Value.   In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements For Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by FSP 157-1 and FSP 157-2) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated financial position or results of operations.  The remaining aspects of SFAS 157 for which the effective date was deferred under FSP 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived assets groups measured at fair value for an impairment assessment.  The effects of these remaining aspects of SFAS 157 have been applied to fair value measurements prospectively beginning January 1, 2009, and did not have a material impact on the Company’s consolidated financial position or results of operations.   The guidance prescribed under FSP 157-1 and FSP 157-2 has been included in the Fair Value Measurements and Disclosures Topic of the FASB ASC (Topic 820).

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The guidance in FSP 157-3 was effective immediately including prior periods for which financial statements had not been issued.  The implementation of this standard did not have a material impact on the Company’s consolidated financial statements. The guidance prescribed under FSP 157-3 has been included in the Fair Value Measurements and Disclosures Topic of the FASB ASC (Topic 820).

 In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP 157-4 did not have a material impact on the Company’s condensed consolidated financial statements.  The guidance prescribed under FSP 157-4 has been included in the Fair Value Measurements and Disclosures Topic of the FASB ASC (Topic 820).

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1), which has been subsequently included in the Fair Value Measurements and Disclosures Topic of the FASB ASC (Topic 820). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements.  FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009.  The Company adopted FSP 107-1 and 28-1 on June 15, 2009, and has included the additional interim disclosures as required by this FSP within the notes to the condensed consolidated financial statements as of September 30, 2009 and for the three and nine months then ended.  See Note 10 to the condensed consolidated financial statements for more information.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, fair value should be measured using one or more specific techniques outlined in the update.  The guidance was effective for the Company’s first reporting period after issuance.  The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events.  In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 was effective for interim and annual periods ending after June 15, 2009.   As required by SFAS 165, the Company has evaluated subsequent events through November 16, 2009, which is the date its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 were issued.  SFAS 165 has been included in the Subsequent Events Topic of the FASB ASC (Topic 855).

Transfers of Financial Assets.  In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   The Company does not currently engage in the transfer of financial assets and therefore, does not expect that the adoption of SFAS 166 will have a material impact on the Company’s consolidated financial statements.  SFAS 166 has been included in the Transfers and Servicing Topic of the FASB ASC (Topic 860).

Consolidation.  In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect that the adoption of SFAS 167 will have a material impact on the Company’s consolidated financial statements.  SFAS 167 has been included in the Consolidation Topic of the FASB ASC (Topic 810).

Standards Codification.  In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” Under SFAS 168, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, except as to certain nonpublic nongovernmental entities. The adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements.

The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three and nine months ended September 30, 2009 and the year ended December 31, 2008, and it does not believe that any of those pronouncements will have a significant impact on the Company’s condensed consolidated financial statements at the time they are issued.

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

For the Nine Months ended September 30, 2008
(unaudited)
Pro Forma
Combined (a) (b) (c) (d)
Revenue	$51,904,803
Loss from operations	$(100,066)
Loss before income tax benefit	$(1,204,725)

Net loss	$(672,747)

Per common share data
Net loss from operations – Basic and Diluted	$(0.04)

Weighted Average Shares
Basic and Diluted	17,374,977

(a)	Historical information includes the operating results of Pure Earth for the nine months ended September 30, 2008.
(b)
Pro forma information and the pro forma adjustments include the operating results of Nycon for the nine months ended September 30, 2008, including the operating results and pro forma adjustments from January 1, 2008 through the date of acquisition on April 1, 2008.

(c)
There were no pro forma adjustments to be presented for the three months ended September 30, 2008 or for the three and nine months ended September 30, 2009, as the historical information includes the operating results of Nycon for this period.

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

Credit risk with respects to accounts receivable was concentrated with four customers at September 30, 2009.   These customers accounted for approximately $2,253,869 (23%) of the accounts receivable at September 30, 2009. The Company performs ongoing credit evaluations of its customers’ financial condition and if necessary would require collateral to mitigate its credit risk. Five customers accounted for $9,946,181 (28%) of the Company’s revenue during the nine months ended September 30, 2009 and $2,901,888 (25%) of its revenue during the three months ended September 30, 2009.  These revenues were reported as components of the Treatment and Recycling and Transportation and Disposal segment revenues.   During the three and nine months ended September 30, 2009, no single customer accounted for 10% or greater of the Company’s consolidated revenues.

Three customers accounted for $4,858,903 (26%) and $11,601,861 (23%) of its revenue during the three and nine months ended September 30, 2008, respectively.  These revenues were reported as components of the Treatment and Recycling and Transportation and Disposal segment revenues.  During the three months ended September 30, 2008, one customer contributed $2,779,479 or 15% of the Company’s revenues, which were reported as a component of the Transportation and Disposal segment revenues.  The revenues derived from two of these customers were subject to subsequent litigation and a settlement that resulted in a loss of approximately $0.8 million as described in Note 14- Litigation. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations.

NOTE 5 - Intangible Assets

Below is a summary of intangible assets at September 30, 2009 and December 31, 2008:

	Balance as of September 30, 2009 (Unaudited)			Balance as of December 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite Lives:
Customer lists	$2,000,002	$(666,999)	$1,333,003	$2,117,552	$(490,683)	$1,626,869
Other intangible assets	2,090,551	(535,192)	1,555,359	2,273,001	(312,660)	1,960,341
	4,090,553	(1,202,191)	2,888,362	4,390,553	(803,343)	3,587,210
Indefinite Lives:
Permits	2,200,000	—	2,200,000	2,200,000	—	2,200,000

Total	$6,290,553	$(1,202,191)	$5,088,362	$6,590,553	$(803,343)	$5,787,210

Amortization expense of intangible assets was $398,848 and $370,371 for the nine months ended September 30, 2009 and 2008, respectively, and $132,949 and $130,932 for the three months ended September 30, 2009 and 2008, respectively.

Expected future amortization expense for amortizable intangible assets with finite lives is as follows for periods subsequent to September 30, 2009:

Twelve months ending September 30,
2010	$531,797
2011	531,797
2012	531,797
2013	358,587
2014	294,463
Thereafter	639,921
$2,888,362

NOTE 6 – Idle Machinery

Included in the acquisition of Pure Earth Recycling on March 30, 2007, was equipment having a fair value of $8,450,000, which had not been placed into use at that time.  During the nine months ended September 30, 2008, the Company recorded approximately $0.4 million of impairment charges relating to this idle machinery as a result of the overall softening of the overall economy.  Effective April 30, 2009, the Company placed into service approximately $2.0 million of this equipment that was previously classified as idle.

NOTE 7 - Line of Credit

At September 30, 2009, the Company had a $4,700,000 revolving line of credit with a bank that was due to expire on October 23, 2009.  On October 23, 2009, the Company entered into an amendment of this revolving line of credit which extended the expiration date until April 23, 2010, and reduced the maximum line amount to $3,300,000, with subsequent reductions to $3,150,000 on December 15, 2009 and $3,000,000 on February 15, 2010.  The line of credit is used to fund working capital needs.  The line of credit bears interest at the bank’s prime rate, subject to a minimum of 5%, plus 5.75% (10.75% at September 30, 2009) and outstanding borrowings are collateralized by accounts receivable and inventories as defined in the agreement.  Outstanding borrowings on the line were $3,739,676 at September 30, 2009 and $407,822 at December 31, 2008.  These borrowings were collateralized by $4,061,186 and $3,349,812 of eligible trade accounts receivable as of September 30, 2009 and December 31, 2008, respectively.

During the nine months ended September 30, 2009 the Company completed the following amendments of this revolving line of credit:

•
On March 13, 2009, the Company amended this revolving line of credit agreement to add Pure Earth Recycling and the Company’s other subsidiaries as borrowers and the accounts receivable and inventory of these entities have become collateral and, to the extent eligible, part of the available borrowing base.  As a result, as of March 13, 2009, $2.2 million of borrowing availability was added to the revolving line of credit.  This amendment also added certain financial covenants including minimum adjusted net income and debt service coverage ratio and amended the tangible net worth requirements.

•
As of June 30, 2009, the Company was not in compliance with the minimum adjusted net income and debt service coverage ratio covenants and as a result, under the revolving line of credit agreement, events of default were deemed to have occurred.  On August 18, 2009, the Company entered into an amendment of this revolving line of credit agreement.  This amendment included the following provisions:

a.	The existing events of default were waived by the lender, retroactively effective as of June 30, 2009.

b.
The maximum line of credit amount was reduced from $7,500,000 to $4,700,000 and lender-imposed loan reserves and letters of credit totaling $1,890,000 were removed, including the requirement to maintain minimum availability of $500,000.

c.
The interest rate under this line of credit was increased from 7.75% to the bank’s prime rate, subject to a minimum of 5%, plus 5.75%, or 10.75% as of August 18, 2009.  This increase was retroactively applied as of June 1, 2009.

d.	The first $1,000,000 of otherwise eligible accounts receivable shall be deemed ineligible for the purpose of serving as available borrowing collateral.
e.	The lender prohibited the Company from making any cash payments to the holder of its Series B Preferred Stock during the remainder of the loan term.

The additional terms and provisions of this amendment were intended to reduce the lender’s maximum potential exposure under this agreement, and did not have a material impact on the Company’s borrowing availability, which was approximately $1.5 million, both prior and subsequent to the execution of this amendment.

The amendment entered into on October 23, 2009 removed the existing financial covenants and replaced them with the following financial covenants:

•
Minimum Debt Service Coverage Ratio- Beginning on the month ending January 31, 2010, the Company must maintain a debt service coverage ratio (as defined in the revolving line of credit agreement) of 1.0 to 1.0.

•	Capital Expenditures- The Company may not incur unfinanced capital expenditures in excess of $50,000 from November 1, 2009 through the maturity date.
•
Account Aging Limits- Beginning on November 30, 2009, the Company’s accounts receivable older than 90 days past the invoice date must not exceed the greater of 13% of all accounts receivable or $1.25 million.  As of October 31, 2009, the Company’s accounts receivable older than 90 days past the invoice date was approximately 18% of all accounts receivable or $1.6 million.  The Company is using its best efforts to collect the past due receivables in order to comply with this covenant by November 30, 2009.

This amendment also continued the lender-imposed prohibition on the cash payment of dividends to the Company’s Series B Preferred stockholder, which would have constituted an event of noncompliance under the Series B Preferred Stock investment agreement and related agreements for amounts due and payable.  The Company is in the process of obtaining a waiver from the holder of the Series B Preferred Stock in advance of this event of noncompliance.

Additionally under this amendment, the Company must obtain additional capital in the form of equity or subordinated debt of no less than $0.8 million by November 30, 2009, and an additional $1.0 million of equity or subordinated debt by February 15, 2010.  The Company believes that it will be able to raise additional capital on acceptable terms as needed to satisfy these covenants under the revolving line of credit agreement and otherwise to support operations.  In addition, the Company continues to pursue additional sources of financing to replace the revolving line of credit and is engaged in discussions with several potential new lenders.  However, if the Company is not successful in obtaining the necessary amount of debt or equity financing by November 30, 2009 or February 15, 2010, such circumstance would constitute an event of default under the revolving line of credit agreement, which in turn would trigger a default under the Pure Earth Recycling term loan (see Note 8).

NOTE 8 - Long-Term Debt and Notes Payable

At September 30, 2009 and December 31, 2008, long-term debt consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Pure Earth Recycling term loan	$7,226,279	$7,927,349
Equipment term loan	1,205,396	1,603,204
Various equipment notes payable	35,368	50,062
Pure Earth Recycling notes payable	259,358	327,619
Nycon assumed liabilities	75,000	75,000
Total	8,801,401	9,983,234
Less current portion	(1,640,147)	(1,556,494)

Long-term portion	$7,161,254	$8,426,740

Future maturities of long-term debt at September 30, 2009 are as follows:

Twelve months ending September 30,
2010	$1,640,147
2011	1,826,913
2012	1,285,978
2013	1,194,488
2014	1,270,110
Thereafter	1,583,765
$8,801,401

NOTE 9 - Officer Loans and Related Party Transactions

As of September 30, 2009, the Company had a note payable to a former owner of Pure Earth Recycling in the principal amount of $1,011,348.  The note payable bears interest at 6.77% per annum and is subject to repayment, including accrued interest, based upon the following schedule:

Twelve Months Ending September 30,

2010	333,000
2011	678,348

$1,011,348

Under the stock purchase agreement, the Company must repay $333,000 of the principal on December 31, 2009, with the remainder of principal and all accrued but unpaid interest due and payable on December 31, 2010, subject to approval by its lender.  On June 17, 2009, the Company issued a notice of setoff to the former owner of Pure Earth Recycling notifying him of the Company’s intent to set-off post-closing claims in the amount of $1,144,984 against this note payable and shares of Pure Earth common stock that may otherwise be due to the former owner as permitted under the stock purchase agreement.  Effective on June 27, 2009, the Company offset the amounts due to the former owner under this note payable against the post-closing claims.  The former owner of Pure Earth Recycling has denied the validity of these post-closing claims.  In September 2009, the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the former owner, alleging unspecified damages resulting from the former owner’s alleged breach of contract, and seeking from the Court a declaratory judgment as to the Company’s right of setoff as to these post-closing claims (see Note 14).   The ultimate outcome of this litigation and these post-closing claims remains uncertain, and therefore the note payable will remain outstanding on the Company’s consolidated financial statements until either a settlement with the former owner is reached or the Company is legally released from this obligation.

As of September 30, 2009, the Company had approximately $0.1 million in due from affiliates, which consists of amounts due from Pure Earth Recycling to a joint venture, Advanced Catalyst Recycling LLC (“ACR”), in which it owns a non-controlling 50% interest.  The $0.1 million reflects the value of goods and services performed and provided by Pure Earth Recycling to the joint venture, for which Pure Earth Recycling has not yet been compensated.

NOTE 10 – Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157 (Topic 820), which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.  As defined in SFAS 157 (Topic 820), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price).  SFAS 157 (Topic 820) establishes a three-level hierarchy for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based upon the lowest level input that is significant to the measurement in its entirety.

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

The Company uses a derivative financial instrument in the form of an interest-rate swap to manage its exposure to the effects of changes in market interest rates as they relate to the Pure Earth Recycling term loan which has an adjustable rate of interest based upon the LIBOR.  The Company entered into this interest-rate swap under which we pay a fixed annual rate of interest of 6.10% and receive payments from the counterparty based upon the substantially the same LIBOR terms as the Pure Earth Recycling term loan, thereby effectively converting our adjustable rate payments into a fixed rate instrument.

The outstanding derivative is recorded on the consolidated balance sheets at its fair value as a liability at September 30, 2009. Because the Company’s derivative is not listed on an exchange, the Company values this instrument using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data.  The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.

In connection with the term loan refinancing and entering into the interest-rate swap described above, the Company elected to measure the Pure Earth Recycling term loan at fair value, pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (Topic 820) which was adopted concurrently with this transaction.  SFAS No. 159 (Topic 820) permits entities to measure many financial instruments and certain other items at fair value. The Company’s election was made specifically for this liability and was not elected for the Company’s other debt instruments or liabilities.  The Company’s fair value election for the Pure Earth Recycling term loan is intended to better reflect the underlying economics of the term loan and its relationship to the corresponding interest-rate swap and allows the Company to record any change in fair value of this liability as a gain or loss within the Company’s consolidated statement of operations, along with gains or losses resulting from changes in fair value of the interest rate swap.  Because the Pure Earth Recycling term loan is not listed on a public exchange, the Company values this liability using an internal valuation model with significant pricing inputs that are not fully observable in the marketplace.

Assets and liabilities measured at fair value on a recurring basis or elected to be measured at fair value under SFAS 157 (Topic 820) include the following as of September 30, 2009:

	Fair Value Measurements Using:			Assets / Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets:
	—	—	—	—
Liabilities:
Interest-rate swaps	—	$328,229	—	$328,229
Susquehanna term loan	—	—	$8,801,401	$8,801,401

During the three and nine months ended September 30, 2009, the Company recorded net losses of $10,591 and $4,813 respectively, as a result of changes in the fair value its outstanding interest-rate swap and the Pure Earth Recycling term loan.  These gains and losses were recorded as components of other income within the Condensed Consolidated Statements of Operations.

NOTE 11 – Income Taxes

For the three and nine months ended September 30, 2009, the Company recognized an income tax benefit of $754,480 and $1,847,278, respectively, based upon effective tax rates of 39% and 40%.  The Company’s deferred income tax liabilities decreased by $1.9 million from December 31, 2008 to September 30, 2009 as a result of the additional net operating losses, which will offset these future income tax liabilities. The Company recognized an income tax benefit of $47,081 and $462,923 for the three and nine months ended September 30, 2008, respectively, which was based upon an effective tax rate of approximately 38%.

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

During the nine months ended September 30, 2009, the Company’s common stock issuances were as follows:

•	On May 26, 2009, the Company issued 30,000 shares of common stock valued at $1.00 per share to an individual in exchange for the settlement of outstanding litigation against the Company.

•	On May 29, 2009, the Company issued a total of 50,000 shares of common stock valued at $1.00 per share to two consultants for marketing services received.

•	On September 29, 2009, the Company issued a total of 18,750 shares of common stock valued at $0.50 per share to two consultants for marketing services received.

Series B Preferred Stock and Warrants

On March 4, 2008, the Company sold and issued to Fidus Mezzanine Capital, L.P. (“Fidus”), a Delaware limited partnership, 6,300 shares of its Series B Preferred Stock and a Warrant to purchase 767,375 shares of the Company’s common stock for an aggregate purchase price of $6,300,000.  The Company accounts for its preferred stock based upon the guidance enumerated in SFAS 150 and EITF Topic D-98 (Topic 480).  The Series B Preferred Stock is mandatorily redeemable on March 3, 2013 and therefore is classified as a liability instrument on the date of issuance.  The Warrants issued in connection with the Series B Preferred Stock provide the holders with a put option that is exercisable upon the occurrence of certain specified events and at the discretion of the holder.  The Company evaluated the Warrants and the put option pursuant to EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in a Company’s Own Stock” (“EITF 00-19”) (Topic 480) and determined that the Warrants should be classified as assets or liabilities because they contain redemption rights that are not solely within the Company’s control as of the date of issuance and at December 31, 2008.  Accordingly, the Company recorded the Warrants at their estimated fair value of $2,263,223 on the date of issuance.  The remainder of the $6,300,000 in proceeds received, or $4,036,777, was allocated to the mandatorily redeemable Series B Preferred Stock.  As of September 30, 2009, the carrying value of the mandatorily redeemable preferred stock was $5,033,721, including accrued interest.

The Company calculated the fair value of the warrants at the date of issuance and in subsequent reporting periods, using the Black-Scholes option pricing model with market based assumptions.  The change in fair value of the Warrants issued in connection with the Series B Preferred Stock from December 31, 2008 to September 30, 2009, was a decrease of approximately $0.7 million from $1.1 million as of December 31, 2008 to $0.4 million as of September 30, 2009.  This change in fair value of the Warrants was reflected as a component of other income within the condensed consolidated statements of operations for the three and nine months ended September 30, 2009.

NOTE 13 - Commitments and Contingencies

Leases
The Company leases facilities, vehicles, and operating equipment under certain non-cancelable operating leases that expire beginning in October 2009 through December 2013.

Minimum future lease payments are as follows:

Twelve months ending September 30,
2010	$1,366,577
2011	592,038
2012	440,029
2013	330,415
2014	55,069
Thereafter	-
$2,784,128

The Company incurred rent expense of approximately $1,128,000 and $968,000 for the nine months ended September 30, 2009 and 2008, respectively, and $377,000 and $275,000 for the three months ended September 30, 2009 and 2008, respectively.

Government Regulation, State and Local Compliance
The Company is subject to extensive and evolving federal, state and local environmental, health, safety and transportation laws and regulation.  These laws and regulations are administered by the Environmental Protection Agency and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.  The Company maintains various licenses and permits with these agencies that are subject to periodic renewal, and without these licenses and permits, the Company’s operations would be materially affected.  In June of 2009, Pure Earth Recycling settled outstanding fines and compliance issues with various state and local authorities for approximately $228,000 and for which a $624,300 liability was previously recorded as part of Pure Earth Recycling’s opening balance sheet.  The settlement of these compliance issues and fines resulted in a reduction of the liability of approximately $396,000, which was recorded as a component of other income for the three and nine months ended September 30, 2009.  As of September 30, 2009, the Company believes it has substantially remediated all prior deficiencies with respect to the matters described above..

Employment Agreements
The Company has entered into employment agreements with several of its key executives, officers, and employees, as well as consulting agreements with third parties.  These agreements provide for approximately $1.7 million in aggregate annual compensation and various additional bonuses based upon specific criteria payable in both cash and shares of common stock. The term of the employment agreements vary depending on the individual, the longest of which expire in June of 2014.  These agreements include employment contracts with the Company’s chief executive officer and chief financial officer for five-year terms, which were entered into on June 1, 2008. Effective June 1, 2009, our executive officers and other employees subject to employment agreements agreed to voluntarily reduce their salaries in an effort to reduce the Company’s operating expenses. These reductions were to be in effect for 90 days after which time the executive officers and the Company will review the Company’s operating results to determine whether the salary reductions will continue beyond the 90 day period. As of September 30, 2009, these salary reductions remained in effect for the Company’s executive officers.  All other terms and conditions in the executive officers’ and other employees’ employment contracts remain in effect. Payments under certain of these employment agreements are subject to acceleration clauses and termination provisions in the event of a change in control of the Company or termination without cause as defined by the agreements.

Remaining minimum future payments to key executives, officers, and employees are as follows:

Twelve Months Ending September 30,
2010	1,714,672
2011	882,691
2012	551,255
2013	428,753
$3,577,371

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

In September 2008, the Plaintiff amended its claim and also moved to compel the Company and the other Defendants to produce additional documents.  The Defendants opposed these motions and cross-moved for summary judgment dismissing the case.  On April 15, 2009, the court referred the case to an alternative dispute resolution program for a 45-day period during which time the parties were unable to resolve the case. In the meantime the court, at the Defendants’ request, ordered a stay of all further discovery.  On July 6, 2009, the court initially denied the Defendants’ motion for summary judgment, but later on October 22, 2009, granted re-argument on the motion ordered a stay of all further discovery, and ordered the Plaintiff to produce proof of damages.  The Defendants have also sought dismissal of the case on the grounds that the Plaintiff has failed to produce documents relevant to its claims and as of November 14, 2009, no hearings are scheduled while the parties await the court’s decision on re-argument of the summary judgment motion.  The Company and the other Defendants deny liability and are vigorously defending all claims.

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

On January 10, 2008, a lawsuit was filed in the state of New Jersey, whereby the plaintiffs alleged that Pure Earth and certain former employees and current officers of Pure Earth spread false rumors and defamed the plaintiffs in connection with carrying out a waste disposal contract.  The plaintiffs are seeking compensatory damages for costs incurred, lost business, punitive damages and attorney’s fees.  On March 16, 2009, the Company agreed to settle this matter for 30,000 shares of Pure Earth common stock and entered into an agreement with the plaintiff whereby Pure Earth Recycling will accept a specified quantity of soils from the plaintiff at a stated price.  The Company issued the 30,000 shares of Pure Earth common stock to the plaintiff in settlement of this case on May 28, 2009.

In September of 2007, PE Disposal began transportation and disposal work on a large construction job in New York City to redevelop several city blocks.  Beginning in September 2007 and through September 30, 2008, PE Disposal billed a total of $9.2 million to this customer for which it received payments totaling $7.3 million, leaving an outstanding receivable balance of $1.9 million.  In addition, PE Disposal also billed an additional $0.9 million in September of 2008 relating to this same job through another one of its major customers, which is also outstanding as of September 30, 2009 and for which PE Disposal has a payment bond in the amount of $0.9 million in place.  In August of 2008, the Company was notified by the customers that they were stopping payment due to a dispute over the tonnage of material removed from the construction site.  PE Disposal promptly ceased work on the job and filed a mechanics’ lien on the properties in September of 2008.  In December of 2008, PE Disposal filed three lawsuits in the Supreme Court for the State of New York, County of New York, against these customers and other lien holders, alleging that approximately $2.8 million in amounts owed to us for transportation and disposal fees, plus applicable interest, have not been paid.  PE Disposal sought to foreclose on a mechanics’ lien and alleged breach of contract, unjust enrichment and account stated claims.  Certain of the defendants have filed counterclaims against PE Disposal for breach of contract, fraud and willful lien exaggeration, and seek at least $2.0 million in damages in each of the three cases, plus punitive damages and attorneys’ fees in an amount to be proven at trial.  On May 29, 2009, the Company agreed to a settlement whereby it will receive a total of $2.0 million in satisfaction of the $2.8 million of outstanding accounts receivable and dismissal of the counterclaims.  Of this settlement amount, $1.0 million was to be received within 15 days of the final settlement and the remaining $1.0 million is scheduled to be repaid in 18 monthly installments of $55,556 beginning on September 1, 2009.  On July 1, 2009, the Company received the first installment of $1.0 million, and has received subsequent monthly payments totaling $166,665 for the months of September, October and November 2009.  The remaining note receivable is secured by approximately $888,000 in payment bonds held by the Company in the event of nonpayment by the customers.

In September 2009, Pure Earth filed a complaint in the United States District Court for the Eastern District of Pennsylvania against a former owner of Pure Earth Recycling, claiming that the former owner breached the terms of a stock purchase agreement by which Pure Earth acquired Pure Earth Recycling.  Under the terms of the stock purchase agreement, the former owner is legally obligated to indemnify and hold harmless Pure Earth from and against all liabilities, losses, damages, costs and expenses arising from the former owner’s breach of any representation or warranty in the stock purchase agreement.  Pure Earth has alleged that the former owner has breached numerous representations and warranties in the stock purchase agreement and thereby has triggered the former owner’s obligation to indemnify Pure Earth, which the former owner has disputed.  In the complaint, Pure Earth alleges that the former owner’s failure to indemnify Pure Earth has breached the terms of the stock purchase agreement.  Pure Earth seeks from the Court an unspecified amount of monetary damages (as well as attorney’s fees and expenses) and a declaratory judgment as to Pure Earth’s right to set off its damages under the stock purchase agreement against any amounts the Company may owe the former owner thereunder.

In November 2009, the former owner filed an answer to this complaint, generally denying Pure Earth’s claims and asserting a number of affirmative defenses.  In his answer, the former owner also asserted counterclaims and third-party claims against Pure Earth and its chief executive officer and chief financial officer (collectively, the “Counterclaim Defendants”) for fraudulent inducement, violations of specified antifraud provisions of the federal securities laws, breach of contract, breach of fiduciary duty, unjust enrichment, civil conspiracy and breach of an implied covenant of good faith and fair dealing.  The former owner seeks against the Counterclaim Defendants an unspecified amount of compensatory and punitive damages, as well as attorney’s fees and costs of suit, and any other relief that the Court deems equitable and just.  The Company denies any liability to the former owner, believes that the former owner’s defenses and counterclaims are without merit and will seek to vigorously defend itself against these counterclaims.

Due to the inherent uncertainties of litigation, and because the pending actions described above are at a preliminary stage, the Company cannot accurately predict the outcome of these matters at this time.  The Company intends to respond appropriately in defending against the alleged claims in each of these matters.  The ultimate resolution of these pending matters could have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows.

Other Legal Matters

During the year ended December 31, 2007, the Company, Juda and the former owners of Juda were named as co-defendants in a lawsuit relating to the pension liability of union truckers from Whitney Trucking.  On January 10, 2008, this case was settled in the US District Court for $650,000, plus 10% annual interest, payable over a two year period.  All defendants are jointly and severally liable for payment of the suit amount. The former owners of Juda (the “Indemnitors”) have agreed to reimburse Pure Earth for any costs and liabilities incurred as a result of this litigation as well as agreeing to indemnify and hold harmless Pure Earth from and against any claims, suits, causes of action or losses. The Company and the former owners of Juda agreed to settle this liability as follows: i) $250,000 payable upon execution of the settlement agreement, and ii) two consecutive payments of $200,000 each, plus accrued interest, due on or before December 10, 2008 and 2009, respectively.  To facilitate this settlement, Pure Earth posted a $400,000 letter of credit to serve as a credit enhancement.   Pursuant to a Reimbursement and Indemnity Agreement with the Indemnitors, Pure Earth has the right to offset any amounts owed from the Indemnitors against salary compensation or annual bonuses, which they would otherwise be due from the Company.  Pure Earth also required that the Indemnitors pledge 150,000 shares of Pure Earth common stock as collateral for the letter of credit.  The pledged shares were deposited into an escrow account that is jointly held by Pure Earth and the Indemnitors.  On December 10, 2008, the Company made the payment of $200,000 due on that date, on behalf of the former owners of Juda, and at which time the outstanding letter of credit was reduced to $200,000.  The Company also required the Indemnitors to post an additional 125,000 shares of Pure Earth common stock as additional collateral as a result of this payment.

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

NOTE 15 - Segment Reporting

During the three and nine months ended September 30, 2009 and 2008, the Company and management have organized its operations into five reportable business segments: Transportation and Disposal, Materials, Environmental Services, Treatment and Recycling and Concrete Fibers. Prior to the acquisition of Nycon, Inc. effective April 1, 2008, the Company and management organized its operations into four reportable business segments: Transportation and Disposal, Materials, Environmental Services, and Treatment and Recycling.  Certain income and expenses not allocated to the five reportable segments and intersegment eliminations are reported under the heading “Corporate and Other”.  The performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”).

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2009 is shown in the following table:

Three Months Ended September 30, 2009	Transportation and Disposal	Materials	Environmental Services	Treatment and Recycling	Concrete Fibers	Corporate and Other (a), (b)	Total (d)
Third Party Revenues	$5,926,184	$628,690	$144,985	$4,306,933	$444,682	$—	$11,451,474
Intercompany Revenues (b)	—	63,009	3,434	558,174	-	(624,617)	-
Total Revenues	5,926,184	691,699	148,419	4,865,107	444,682	(624,617)	11,451,474

Third Party Cost of Revenues	4,475,876	798,158	145,232	4,853,218	300,737	—	10,573,221
Intercompany Cost of Revenues	510,554	—	3,433	110,630	—	(624,617)	-
Total Cost of Revenues	4,986,430	798,158	148,665	4,963,848	300,737	(624,617)	10,573,221
Gross Profit Margin	939,754	(106,459)	(246)	(98,741)	143,945	—	878,253

Operating Expenses	597,072	115,413	200,420	671,989	193,772	748,721	2,527,387
Income (Loss) from Operations	$342,682	$(221,872)	$(200,666)	$(770,730)	$(49,827)	$(748,721)	$(1,649,134)

Adjusted EBITDA	$512,080	$(176,537)	$(180,607)	$(275,799)	$(3,228)	$(351,354)	$(475,445)

Reconciliation to Consolidated Statement of Operations:
Depreciation and Amortization (c)	169,398	45,335	20,060	538,119	46,599	11,648	831,159
Interest Expense	-	-	793	116,882	1,244	524,664	643,583
Income (Loss) before Provision for Income Taxes	342,682	(221,872)	(201,460)	(930,800)	(51,071)	(887,666)	(1,950,187)

Nine Months Ended September 30, 2009	Transportation and Disposal	Materials	Environmental Services	Treatment and Recycling	Concrete Fibers	Corporate and Other (f), (g)	Total (i)
Third Party Revenues	$16,348,986	$2,054,647	$504,185	$15,417,829	$1,192,323	$—	$35,517,970
Intercompany Revenues (f)	261,885	319,555	5,089	1,206,674	- -	(1,793,203)	—
Total Revenues	16,610,871	2,374,202	509,274	16,624,503	1,192,323	(1,793,203)	35,517,970

Third Party Cost of Revenues	12,367,084	2,261,741	456,618	14,880,117	880,100	—	30,845,660
Intercompany Cost of Revenues	1,658,119	—	5,089	129,995	- -	(1,793,203)	—
Total Cost of Revenues	14,025,203	2,261,741	461,707	15,010,112	880,100	(1,793,203)	30,845,660
Gross Profit Margin	2,585,668	112,461	47,567	1,614,391	312,223	—	4,672,310

Operating Expenses	2,368,757	391,166	411,635	2,524,231	636,332	2,290,761	8,622,882
Income (Loss) from Operations	$216,911	$(278,705)	$(364,068)	$(909,840)	$(324,109)	$(2,290,761)	$(3,950,572)

Adjusted EBITDA	$725,104	$(144,372)	$(308,998)	$862,655	$(183,695)	$(1,447,993)	$(497,299)

Reconciliation to Consolidated Statement of Operations:
Depreciation and Amortization (h)	508,193	134,333	55,070	1,521,484	140,414	34,943	2,394,437
Interest Expense	—	—	2,758	383,760	2,263	1,442,519	1,831,300
Income (Loss) before Provision for Income Taxes	$216,911	$(278,705)	$(366,826)	$(1,042,589)	$(326,372)	$(2,925,454)	$(4,723,036)
Capital Expenditures (e)	$-	$35,326	$-	$-	$16,257	$-	$51,583
Total Assets	$9,378,322	$1,512,914	$1,560,777	$25,232,853	$1632,590	$2,874,626	$42,192,082
Goodwill	$-	$-	$759,694	$-	$-	$-	$759,694
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

(c)	Includes depreciation and amortization expense classified above as a component of cost of sales and operating expenses.
(d)	The “Consolidated Total Assets” above reflects the elimination of $5,130,186 of the Company’s investment in subsidiaries and intersegment receivables.
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

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2008 is shown in the following tables:

Three months ended September 30, 2008	Transportation and Disposal	Materials	Environmental Services	Treatment and Recycling	Concrete Fibers	Corporate and Other (a), (b)	Total (d)
Third Party Revenues	$11,124,348	$424,462	$538,157	$6,504,446	$539,634	$—	$19,131,047
Intercompany Revenues (b)	—	228,414	—	461,206	-	(689,620)	-
Total Revenues	11,124,348	652,876	538,157	6,965,652	539,634	(689,620)	19,131,047

Third Party Cost of Revenues	8,003,636	966,404	478,474	5,659,401	373,164	—	15,481,079
Intercompany Cost of Revenues	664,178	—	25,581	—	—	(689,759)	-
Total Cost of Revenues	8,667,814	966,404	504,055	5,659,401	373,164	(689,759)	15,481,079
Gross Profit (Loss) Margin	2,456,534	(313,528)	34,102	1,306,251	166,470	139	3,649,968

Operating Expenses	1,012,326	149,364	116,661	1,018,052	200,653	745,471	3,242,527
Income (loss) from Operations	1,444,208	(462,892)	(82,559)	288,199	(34,183)	(745,332)	407,441

Adjusted EBITDA	1,614,056	(375,531)	(63,741)	777,624	3,821	(733,819)	1,222,410

Reconciliation to Consolidated Statement of Operations:
Depreciation, Amortization and Impairment (c)	169,848	87,226	18,818	440,517	38,004	11,648	766,061
Interest Expense	-	-	1,074	98,565	3,328	389,682	492,649
Income before provision for income taxes	1,444,208	(462,757)	(83,633)	238,542	(37,511)	(1,135,149)	(36,300)

Nine months ended September 30, 2008	Transportation and Disposal	Materials	Environmental Services	Treatment and Recycling	Concrete Fibers	Corporate and Other (a), (b)	Total (d)
Third Party Revenues	$28,007,758	$1,215,041	$1,798,650	$19,425,781	$1,191,461	$—	$51,638,690
Intercompany Revenues (b)	305,242	1,029,456	5,239	1,344,312	-	(2,684,249)	-
Total Revenues	28,313,000	2,244,497	1,803,888	20,770,093	1,191,461	(2,684,249)	51,638,690

Third Party Cost of Revenues	19,367,703	3,044,330	1,483,349	17,072,459	933,917	—	41,901,758
Intercompany Cost of Revenues	2,489,307	11,159	130,433	53,350	—	(2,684,249)	-
Total Cost of Revenues	21,857,010	3,055,489	1,613,782	17,125,809	933,917	(2,684,249)	41,901,758
Gross Profit (Loss) Margin	6,455,990	(810,992)	190,107	3,644,283	257,544	—	9,736,932

Operating Expenses	2,451,521	488,249	341,787	3,340,510	394,294	2,624,316	9,640,677
Income (Loss) from Operations	4,004,469	(1,299,241)	(151,680)	303,773	(136,750)	(2,624,316)	96,255

Adjusted EBITDA	4,538,850	(1,036,794)	(97,786)	1,773,720	(36,364)	(2,591,051)	2,550,575

Reconciliation to Consolidated Statement of Operations:
Depreciation, Amortization and Impairment (c)	534,381	262,447	53,894	1,308,286	100,386	33,265	2,292,659
Interest Expense	-	-	4,560	314,423	5,716	971,545	1,296,244
Income before provision for income taxes	4,004,469	(1,299,241)	(156,240)	151,011	(142,466)	(3,595,861)	(1,038,328)

Capital Expenditures (e)	$3,294	$94,649	$349,123	$654,422	$52,353	$51,360	$1,205,200

Total Assets (d)	$15,194,920	$1,166,896	$2,032,549	$29,604,224	$2,431,013	$4,455,103	$54,884,705

Goodwill	$—	$-	$759,964	$—	$-	$—	$759,964

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

(h)	Includes depreciation and amortization expense classified above as a component of cost of sales and operating expenses.
(i)	The “Consolidated Total Assets” above reflects the elimination of $5,185,376 of the Parent’s investment in subsidiaries and intersegment receivables.
(j)
Includes non-cash items and assets acquired through acquisition.  Capital expenditures are reported in the Company’s operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

For the nine months ended September 30, 2009, the Company derived approximately $168,000 of its revenue (all within the Concrete Fibers segment) from customers located outside of the United States.  For the nine months ended September 30, 2008, the Company derived approximately $212,000 of its revenue (all within the Concrete Fibers segment) from customers located outside of the United States.  In addition at September 30, 2009 and December 31, 2008, all of the Company’s operations and long-lived assets were located in the United States.

NOTE 16 - Subsequent Event

On November 16, 2009, the Company and the lender for the Pure Earth Recycling term loan entered into an amendment of the term loan agreement and the related interest rate swap agreement, whereby the lender agreed to a three month interest-only period beginning on November 15, 2009 and ending on February 15, 2009.  During this time the Company will continue to make interest payments in accordance with the term loan and interest rate swap agreement.  Subsequent to the interest-only period, the Company’s monthly principal and interest payment will increase by approximately $4,000 to $121,761 per month, with an effective interest rate of 6.10% through the termination date on November 15, 2015.

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

Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to:

•	industry competition, conditions, performance and consolidation;

•	our ability to grow our business through the formation and acquisition of complementary businesses;

•	our ability to integrate the companies, assets and operations we have previously acquired;

•	our ability to raise capital required by our revolving line of credit agreement or otherwise to support our operations;

•	our ability to satisfactorily extend or replace our revolving line of credit by its maturity date on April 23, 2010 and to continue to comply with the financial and other covenants thereunder;

•	legislative and regulatory developments;

•	weather conditions, including extremely harsh weather or natural disasters which may cause us to temporarily cease some or all of operations;

•	the effects of adverse general economic conditions, both within the United States and globally; and

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

•	Environmental Services – We provide a wide range of environmental consulting and related specialty services, including:

o	environmental investigation, consulting and engineering services to commercial and residential customers; and

o	locating and acquiring Brownfield sites for subsequent development, restoration and potential resale, using capping material from our existing facilities or directly from our customer base.

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

•	Treatment and Recycling – Our revenues and cash are earned primarily through the following channels:

o	fees earned as a disposal facility for treatment by thermal desorption of contaminated soils; and

o	performing recycling services, such as oil recycling, decontamination, wastewater cleanup, and laboratory analysis.

•
Environmental Services – We generate revenues from fees charged for our environmental consulting and related specialty services, including well-drilling and the disposal of medical waste.  We have recently acquired our first Brownfield site and plan to take steps to cap this property with soils from our Transportation and Disposal segment.  We estimate that we will begin generating revenues from our Brownfield operations in the second quarter of 2010.

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

Results of Operations – Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Three Months Ended September 30,
	2009	2008
(in thousands, except share and per share data)	(unaudited)	(unaudited)
Revenues	$11,451	$19,131
Cost of revenues	10,573	15,481
Gross profit	878	3,650
Operating expenses:
Salaries and related expenses	1,230	1,591
Occupancy and other office expenses	206	226
Professional fees	457	359
Other operating expenses	260	566
Insurance	227	357
Depreciation and amortization	162	145
(Gain) on sale of equipment	(15)	(1)
Total operating expenses	2,527	3,243
Income (loss) from operations	(1,649)	407
Interest expense, net	(643)	(492)
Loss from equity investment	(33)	—
Other income	375	49
Loss before benefit from income taxes	(1,950)	(36)
Benefit from income taxes	(754)	(47)
Net income (loss)	(1,196)	11
Less preferred stock dividends	—	—
Income (loss) available for common stockholders	$(1,196)	$11
Income (loss) available for common stockholders per share (basic)	$(0.07)	$0.00
Income (loss) available for common stockholders per share (diluted)	$(0.07)	$0.00
Weighted average shares of common stock outstanding during the period (basic)	17,507,033	17,621,799
Weighted average shares of common stock outstanding during the period (basic)	17,507,033	18,388,914
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	$(475)	$1,223

We define EBITDA, as used in the table above, to mean our net loss before interest, benefit from income taxes, depreciation and amortization.  We rely on EBITDA, which is a non-GAAP financial measure:

•
to review and assess the operating performance of our company and our reporting segments, as permitted by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”(Topic 280 of the Accounting Standards Codification or ASC or the Financial Accounting Standards Board, or FASB;

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

The following table presents a reconciliation of net loss, which is our most directly comparable GAAP operating performance measure, to EBITDA for the three months ended September 30, 2009 and September 30, 2008:

	Three Months Ended September 30,
	2009	2008
(in thousands)	(unaudited)	(unaudited)
EBITDA	$(475)	$1,223
Depreciation and amortization, including $669 and $621 of depreciation and amortization classified as a component of cost of revenues	832	766
Interest expense, net	643	493
Benefit from income taxes	(754)	(47)
Net income (loss)	$(1,196)	$11

Revenues

The following table sets forth information regarding our revenues, excluding intercompany revenues, by segment for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
(unaudited) (in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues
Transportation and Disposal	$5,925	52%	$11,124	58%
Treatment and Recycling	4,307	38%	6,504	34%
Environmental Services	145	1%	538	3%
Materials	629	5%	425	2%
Concrete Fibers	445	4%	540	3%
Total	$11,451	100%	$19,131	100%

Revenues decreased by $7.7 million, or 40%, from $19.1 million for the three months ended September 30, 2008 to $11.4 million for the three months ended September 30, 2009.  The revenue decrease in the third quarter of 2009 is primarily attributable to a $5.2 million decrease in revenues from the Transportation and Disposal segment and a decrease of $2.2 million in revenues from the Treatment and Recycling segment.  The Environmental Services and Concrete Fibers segments decreased by $0.4 million and $0.1 million, respectively, for the three months ended September 30, 2009.  These decreases were offset by an increase of $0.2 million in revenue from the Materials segment.

Revenues from our Transportation and Disposal segment decreased by $5.2 million, or 47%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  Revenues in both periods were driven largely by the demand for our Transportation and Disposal services in the New York metropolitan area.  We derived 14% and 44% of our Transportation and Disposal revenues for the three months ended September 30, 2009 and 2008, from five and three large customers, respectively. Revenues from the Transportation and Disposal segment are highly dependent upon the market for construction and rehabilitation projects in the New York City metropolitan area, which experienced a significant downturn during the fourth quarter of 2008, which has continued into 2009 due to uncertain market and economic conditions.  This resulted in many large construction and rehabilitation projects being delayed or put on hold, which has resulted in a decrease in revenues from this segment during the third quarter of 2009 as compared to the third quarter of 2008.

Revenues from the Treatment and Recycling segment for the three months ended September 30, 2009, decreased by $2.2 million, or 34%, as compared to the three months ended September 30, 2008.  The decrease in revenues reflects an increase in competition within the marketplace for fewer large soil treatment and recycling jobs.    We are currently in the process of obtaining additional permits and modifying existing permits to allow us to increase the capacity and volume of clean and contaminated soils that can be processed and treated.  Our Treatment and Recycling revenues for the three months ended September 30, 2009, also include approximately $0.4 million in revenues from PE Energy for brokering the disposal of various alternative waste streams.

Revenues from the Environmental Services segment decreased by $0.4 million, or 73%, from $0.5 million for the three months ended September 30, 2008 to $0.1 million for the three months ended September 30, 2009.  In 2008, we expanded our consulting services by offering the brokering of the disposal of waste, which contributed approximately $0.2 million in revenues for the three months ended September 30, 2008, which did not recur during the three months ended September 30, 2009.  In January of 2008, we purchased a Brownfield location in central Connecticut which will provide a disposal site for excavated soils from the Connecticut and New England marketplace over the next three to four years.  We anticipate that this site will begin generating revenues in of the second quarter of 2010.

Revenues from the Materials segment also increased by approximately $0.2 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  The Materials segment results overall were positively affected by consolidation of two rock crushing facilities into one facility during the fourth quarter of 2008.  In October of 2008, we terminated our lease and operating agreement for the North Bergen rock crushing facility, which has had a positive impact on our Material segment results as we are no longer required to first offer the owner of the facility a fixed price for our rock and aggregate products.  We believe that we will be able to continue to sell these products at higher prices to other customers, which will result in higher revenues on a per ton basis.  The loss of production from this rock crushing facility has been offset and absorbed by increased production at our Lyndhurst site which can now handle higher quantities of material with the new $1.8 million of equipment leased in 2008.

Revenues from the Concrete Fibers segment decreased by approximately $0.1 million, or 18%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  We commenced operations in our Concrete Fibers segment on April 1, 2008 with the acquisition of Nycon, Inc.  In the second and third quarters of 2009 we implemented a revised sales strategy that will utilize regional sales managers located in five strategic locations across the United States in an effort to broaden our customer base, which we believe will result in additional revenues.  In connection with the Nycon acquisition, we introduced the Nycon-G™ fiber, an eco-friendly reinforcing fiber manufactured from post-consumer carpet waste and developed under the patented process covered by the licensing agreement with the patent holder.  We believe that Nycon-G™ is the only concrete reinforcing fiber currently on the market that has minimal or no negative impact on the environment and that offering this product to the marketplace will allow us to establish or enhance existing relationships with large concrete manufacturers.

The table above does not reflect intercompany revenues of approximately $0.6 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively, which revenues were eliminated from our condensed consolidated statements of operations.  Our intercompany revenues largely reflect our use of Transportation and Disposal services internally for our Materials processing activities and the shipment of wastes to our Treatment and Recycling segment facilities.  We generally reflect these services at their current market value when rendered.  An important part of the strategic alignment of our segments is the synergies and cost savings that these segments can provide to each other, which benefits us as a whole.

Cost of Revenues

The following table sets forth information regarding our cost of revenues, excluding intercompany costs, by segment for the three months ended September 30, 2009 and 2008.

	Cost of Revenues – By Segment
	Three Months Ended September 30,
	2009		2008
(unaudited) (in thousands)	Amount	% of Revenues	Amount	% of Revenues
Transportation and Disposal	$4,476	39%	$8,004	42%
Treatment and Recycling	4,853	42%	5,659	30%
Environmental Services	145	1%	479	2%
Materials	798	7%	966	5%
Concrete Fibers	301	3%	373	2%
Total	$10,573	92%	$15,481	81%

Cost of revenues decreased by approximately $4.9 million, from $15.5 million for the three months ended September 30, 2008 to $10.6 million for the three months ended September 30, 2009.  This decrease results primarily from a decrease in the total volume of sales from the Transportation and Disposal segment combined with a decrease in costs within the Treatment and Recycling and Materials segments from period to period.  Our overall cost of revenues as a percentage of sales increased from 81% for the three months ended September 30, 2008, to 92% for the three months ended September 30, 2009, which is reflective of increased competition in the marketplace for less overall volume of business.  Our gross profit margin for the Transportation and Disposal segment and the Treatment and Recycling segment decreased by 4% and 26%, respectively, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  Our gross margin for the Materials segment increased by $0.4 million for the three months ended September 30, 2009 as compared to the corresponding prior year period, as a result of the consolidation of our operating sites into one facility and increased production capability and efficiency from the new rock crushing equipment leased in June of 2008.

For the remainder of 2009, we expect to continue to operate at gross margins ranging from 12% to 15% on a consolidated basis.  These estimates are based on our current expectation of costs of labor and transportation costs.  Our ability to achieve our estimated gross margins in future periods may be impacted by, among other things, the overall economic conditions, fuel prices that rise faster than anticipated, increases in disposal costs arising from a reduction in the disposal facilities’ capacity or additional restrictions that may be placed on the types or amounts of waste they may be able to accept, and our ability to successfully implement initiatives to reduce operating expenses.

Operating Expenses

Our operating expenses include:

•	salaries and related expenses (other than direct labor costs and union benefits described above);

•	occupancy and other office expenses;

•	professional fees;

•	insurance;

•	depreciation and amortization (other than amounts included as a component of cost of revenues as described above);

•	impairment charges for idle machinery;

•	gains or losses recognized on our sale of certain equipment; and

•	other miscellaneous operating expenses.

The following table summarizes the primary components of our operating expenses for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Period to Period Change
(unaudited) (in thousands, except percentages)	2009	2008	Amount	Percentage
Salaries and related expenses	$1,230	$1,591	$(361)	(23)%
Occupancy and other office expenses	206	226	(20)	(9)%
Professional fees	457	359	98	27%
Other operating expenses	260	566	(306)	(54)%
Insurance	227	357	(130)	(36)%
Depreciation and amortization	163	145	18	12%
Gain on sale of equipment	(15)	$(1)	(14)	(1,400)%
Total operating expenses	$2,528	$3,243	$(715)	(22)%

Salaries and related expenses represented approximately 49% of our total operating expenses for the three months ended September 30, 2009 and were driven primarily by our overall headcount and compensation structure.  Our costs associated with salaries and related expenses decreased from period to period by $0.4 million, or 23%, which is due to reductions in headcount which took place during the first and second quarters of 2009 and voluntary reductions in management’s salaries which went into effect on June 1, 2009.   These decreases are also the result of lower bonus and commission accruals during the three months ended September 30, 2009 due to lower sales.

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

Occupancy and other office expenses represent our costs associated with the rental of our office space and other facilities, temporary labor, dues and subscriptions, postage and other office expenses.  Rent includes the cost of leasing our principal executive offices in Trevose, Pennsylvania and additional properties and facilities in New York, New Jersey, and Connecticut to support our operations.  Occupancy and other office expenses decreased by $20,000, or 9%, from the three months ended September 30, 2008 as compared to the three months ended September 30, 2009, which is primarily attributable to the consolidation of our Materials segment facilities into one operating location, consolidation of the Bronx, New York office into the Lyndhurst site, and the implementation of cost cutting initiatives and lower office expenses at Corporate and Pure Earth Recycling.

For the three months ended September 30, 2009 and 2008, our professional fees consisted primarily of:

•	consulting fees paid for sales;

•	audit and accounting fees related to the audit of our consolidated financial statements;

•	legal costs associated with litigation;

•	legal and other related costs associated with the preparation and filing of our quarterly, annual and periodic reports and other SEC filings;

•	legal and other fees incurred in connection with our acquisitions and other matters; and

•	fees paid to third parties and regulatory agencies to monitor safety and compliance with respect to certain of our operations.

Our professional fees increased by $98,000, or 27%, for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008, which is result of additional legal fees relating to ongoing litigation and amendments to our revolving line of credit agreement and additional consulting fees paid to salesman and independent contractors.  For the remainder of 2009, we anticipate that our legal, auditing, accounting and other professional fees will be consistent with our 2008 costs.  We will incur additional accounting and professional fees in order to comply with the Sarbanes-Oxley Act of 2002, or SOX, including the requirement to implement and maintain internal control over financial reporting and prepare an assessment by management thereof, which will be required beginning with our fiscal year ended December 31, 2009.  Beginning with our fiscal year ending December 31, 2010 we will also be required and to have our auditors issue an audit report on our assessment of our internal control over financial reporting.  As we continue to grow, whether through internal growth or by acquisition, the amount of legal and other professional fees for any future transaction will increase as a result of our status as an SEC reporting company subject to SOX.

We maintain various policies for workers’ compensation, health, disability, umbrella, pollution, product liability, general commercial liability, title and director’s and officer’s liability insurance.  Our insurance costs decreased by approximately $130,000, or 36%, for the three months ended September 30, 2009 as compared to the corresponding period in 2008, primarily as a result of reduced policy premiums due to a lower number or insured vehicles and the timing of insurance refunds realized in 2009.  We renegotiated our insurance coverage company-wide in August 2009, which we expect will result in slight increase in our future insurance premiums over the next twelve months.

Other operating expenses consist of general and administrative costs such as travel and entertainment, bank service fees, advertising and other office and miscellaneous expenses.  Other operating expenses decreased by approximately $0.3 million, or 54%, in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  This decrease was primarily attributable various cost cutting initiatives enacted in the second and third quarters of 2009.

Income (Loss) from Operations

The following table sets forth our income (loss) from operations by reportable segment for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Period to Period Change
(unaudited) (in thousands, except percentages)	2009	2008	Amount	Percentage
Transportation and Disposal	$343	$1,444	$(1,101)	(76)%
Treatment and Recycling	(771)	288	(1,059)	(368)%
Environmental Services	(200)	(83)	(117)	(141)%
Materials	(222)	(463)	241	52%
Concrete Fibers	(50)	(34)	(16)	(47)%
Corporate and Other	(749)	(745)	(4)	(1)%
Total	$(1,649)	$407	$(2,056)	(505)%

The decrease in income from operations within the Transportation and Disposal segment is due in large part to a decrease in the overall Transportation and Disposal revenues of approximately $5.2 million with a decrease in the gross profit margin from 28% for the three months ended September 30, 2008, to 24% for the three months ended September 30, 2009.  This decrease in gross profit margin is due primarily to increased competition for fewer jobs in the marketplace, resulting in tighter margins.  The decline in revenues during the three months ended September 30, 2009 is attributable to the decline in the overall economy and the construction industry in the New York metropolitan area.

For the three months ended September 30, 2009, the Treatment and Recycling segment had a loss from operations of approximately $0.7 million as compared to income from operations of approximately $0.3 million for the three months ended September 30, 2008.  The decrease in this segment’s operating results is primarily due to lower volumes of incoming soils for treatment, coupled with gross profit margins (not including intercompany revenues) which declined from 13% for the three months ended September 30, 2008 to (13)% for the three months ended September 30, 2009.  The decrease in revenues and tightening of margins is the result of fewer large soil disposal and remediation jobs in the overall marketplace which creates increased competition and price compression.  We expect that when the volume of incoming materials increases, our income from operations and gross profit margins attributable to the Treatment and Recycling segment will begin to improve.

Loss from operations within the Environmental Services segment was approximately $0.2 million for the three months ended September 30, 2009 as compared to a loss of approximately $0.1 million for the three months ended September 30, 2008.  The losses from operations during the three months ended September 30, 2009 and 2008 were primarily attributable to a lack of new business from our environmental consulting services and brokerage operations.  We expect to commence operations at our initial Brownfield property in the second quarter of 2010, from which we should experience an increase in revenues and income from operations for the Environmental Services segment.

The loss from operations attributed to the Materials segment decreased by approximately $0.2 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, from a loss of approximately $0.4 million in 2008 to a loss of $0.2 million in 2009.  The improvement in our operating results for this segment is due to the consolidation of our rock crushing facilities from two locations into one and the termination of the North Bergen lease and operating agreement.   As a result, we are no longer required to first offer the owner of the North Bergen facility a fixed price for our rock and aggregate products.  We have been able to sell these products at higher prices to other customers, which contributed to higher revenues and better margins on a per ton basis in the third quarter of 2009.

Interest Income and Expense

Interest expense, net of interest income earned on our short-term deposits of excess operating cash, was $0.6 million and approximately $0.5 million for the three months ended September 30, 2009 and 2008, respectively.  The increase in interest expense is due to:

•	approximately a $15,000 increase in interest expense within the Treatment and Recycling segment as a result of the Pure Earth Recycling term loan refinancing completed in November of 2008; and

•	an increase in the interest rate on our revolving line of credit from 0.25% below our lender’s prime rate or 4.75% at September 30, 2008, to 10.75% at September 30, 2009.

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

 On March 13, 2009, we completed an amendment of our revolving line of credit, which added Pure Earth Recycling and our other subsidiaries as borrowers, and the accounts receivable and inventory of these entities have become collateral and, to the extent eligible, part of the available borrowing base.  As a result of covenant defaults under our revolving line of credit agreement in June of 2009, the interest rate on our revolving line of credit was increased to the default interest rate of 10.75% effective retroactively to June 1, 2009 and through the extended maturity date on April 23, 2010.

On November 12, 2008, we refinanced our existing long-term debt and revolving line of credit at Pure Earth Recycling into a consolidated $8.0 million, seven-year term loan with an adjustable rate of interest.  In connection with this refinancing, we also entered into an interest rate swap agreement, which effectively converted this adjustable-rate loan into a fixed-rate loan with an annual interest rate of 6.10%.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Obligations – Long-Term Debt” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  We anticipate that our annual interest expense for 2009 under this term loan will be approximately $0.5 million.

Other Income

During the three months ended September 30, 2009, we recognized other income of $0.4 million, primarily as a result of the change in fair value of warrants with contingent redemption provisions.  This amount represents gains relating to the warrants issued with our Series B preferred stock which occurred as a result of the warrants being revalued as of September 30, 2009, as required under EITF 00-19 (Topic 480).  The decrease in the estimated fair value of these warrants was the result of a decline in the fair value of our common stock underlying these warrants.

In connection with the refinancing of the Pure Earth Recycling revolving line of credit on November 12, 2008, we also entered into an interest rate swap agreement, which essentially converts our adjustable rate term loan to a fixed-rate loan bearing interest at an annual rate of 6.10%.  We account for this interest rate swap as a derivative contract pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Topic 815), and therefore we recorded a fair value adjustment decrease of approximately $60,000 for the three months ended September 30, 2009.  The fair value adjustment on the interest rate swap was offset in large part by a mark-to-market adjustment increase of $49,000 for the three months ended September 30, 2009 on the Pure Earth Recycling term loan, for which we have elected to apply the fair value option under SFAS No. 159 (Topic 820).

Other income for the three months ended September 30, 2008 was approximately $49,000 due primarily to income derived from the operations of our joint venture, ACR, within the Treatment and Recycling segment. ACR is engaged in the exploration of opportunities in the market for recycling spent metal catalysts.

Benefit From Income Taxes

For the three months ended September 30, 2009, we recognized a benefit from income taxes of approximately $0.8 million, and a benefit from income taxes of $0.1 million for the three months ended September 30, 2008.  The recognition of these income tax benefits is the result of pre-tax losses incurred during both periods.  Our effective tax rates were 39% and 37.5% for the three months ended September 30, 2009 and 2008, respectively.  The decrease in the our effective tax rate is primarily the result of an estimated pre-tax loss for the 2009 reporting year, as compared to estimated pre-tax income for the 2008 reporting year.  We anticipate that our effective income tax rate for the full calendar year of 2009 will be approximately 40%.

Results of Operations – Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Nine Months Ended September 30,
	2009	2008
(in thousands, except share and per share data)	(unaudited)	(unaudited)
Revenues	$35,518	$51,369
Cost of revenues	30,846	41,902
Gross profit	4,672	9,737
Operating expenses:
Salaries and related expenses	4,083	4,617
Occupancy and other office expenses	708	791
Professional fees	1,480	1,425
Other operating expenses	1,227	1,297
Insurance	668	956
Depreciation and amortization	483	400
Impairment of idle machinery	—	412
(Gain) on sale of equipment	(26)	(257)
Total operating expenses	8,623	9,641
Income (loss) from operations	(3,951)	96
Interest expense, net	(1,831)	(1,296)
Loss from equity investment	(140)	—
Other income	1,199	162
Loss before benefit from income taxes	(4,723)	(1,038)
Benefit from income taxes	(1,847)	(463)
Net loss	(2,876)	(575)
Less preferred stock dividends	—	(478)
Loss available for common stockholders	$(2,876)	$(1,053)
Loss available for common stockholders per share (basic and diluted)	$(0.16)	$(0.06)
Weighted average shares of common stock outstanding during the period (basic and diluted)	17,551,298	17,360,519
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	$(497)	$2,551

For a discussion of our used of EBITDA, a non-GAAP financial measure, in the table above, see “Results of Operations – Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.”  The use of EBITDA as a measure of our operating performance has limitations and should not be considered in isolation from or as an alternative to GAAP operating measures such as net income (loss) and income from operations, or as a measure of profitability.  The following table sets for the reconciliation of EBITDA to net income (loss), our most directly comparable operating performance measure presented in accordance with GAAP, for each of the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
(in thousands)	(unaudited)	(unaudited)
EBITDA	$(497)	$2,551
Depreciation and amortization, including $1,912 and $1,893 of depreciation and amortization classified as a component of cost of revenues	2,394	2,293
Interest expense, net	1,831	1,296
Benefit from income taxes	(1,847)	(463)
Net loss	$(2,875)	$(575)

Revenues

The following table sets forth information regarding our revenues, excluding intercompany revenues, by segment for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009		2008
(unaudited) (in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues
Transportation and Disposal	$16,349	46%	$28,008	54%
Treatment and Recycling	15,418	43%	19,426	38%
Environmental Services	504	1%	1,799	3%
Materials	2,055	6%	1,215	2%
Concrete Fibers	1,192	3%	1,191	2%
Total	$35,518	100%	$51,639	100%

Revenues decreased by $16.1 million, or 32%, from $51.6 million for the nine months ended September 30, 2008 to $35.5 million for the nine months ended September 30, 2009.  The revenue decrease in 2009 is primarily attributable to a $11.7 million decrease in revenues from the Transportation and Disposal segment and a decrease of $4.0 million in revenues from the Treatment and recycling segment.  The Environmental Services segment also decreased by $1.3 million for the nine months ended September 30, 2009.  These decreases were offset by an increase of $0.8 million in revenue from the Materials segment for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Revenues in both periods were driven largely by the demand for our Transportation and Disposal services in the New York metropolitan area.  We derived 28% and 41% of our Transportation and Disposal revenues for the nine months ended September 30, 2009 and 2008 from five and three large customers, respectively.  Revenues from the Transportation and Disposal segment are highly dependent upon the market for construction and rehabilitation projects in the New York City metropolitan area, which experienced a significant downturn during the fourth quarter of 2008 and into 2009 due to uncertain market and economic conditions.  This resulted in many large construction and rehabilitation projects being delayed or put on hold, which has resulted in a decrease in revenues from this segment during the nine months ended September 30, 2009 as compared to the same period in the prior year.

Revenues from the Treatment and Recycling segment for the nine months ended September 30, 2009 decreased by $4.0 million, or 21%, as compared to the nine months ended September 30, 2008.  The decrease in revenues reflects the increased competition in the marketplace for fewer large treatment and recycling jobs as well as lower overall pricing for our services.  We are currently in the process of obtaining additional permits and modifying existing permits to allow us to increase the capacity and volume of clean and contaminated soils that can be processed and treated.  Our Treatment and Recycling revenues for the nine months ended September 30, 2009, also include approximately $0.9 million in revenues from PE Energy for brokering the disposal of various alternative waste streams.

Revenues from the Environmental Services segment decreased by $1.3 million, or 72%, from $1.8 million for the nine months ended September 30, 2008 to $0.5 million for the nine months ended September 30, 2009.  In 2008, we expanded our consulting services by offering the brokering of the disposal of waste, which contributed approximately $0.6 million in revenues for the nine months ended September 30, 2008, which did not recur during the nine months ended September 30, 2009.  In January of 2008, we purchased a Brownfield location in central Connecticut which will provide a disposal site for excavated soils from the Connecticut and New England marketplace over the next three to four years.  We anticipate that this site will begin generating revenues in second quarter of 2010.

Revenues from the Materials segment increased by approximately $0.8 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  The Materials segment results overall were positively affected by consolidation of two rock crushing facilities into one facility during the fourth quarter of 2008.  In October of 2008, we terminated our lease and operating agreement for the North Bergen rock crushing facility, which has had a positive impact on our Material segment results as we are no longer required to first offer the owner of the facility a fixed price for our rock and aggregate products.  We believe that we will be able to continue to sell these products at higher prices to other customers, which will result in higher revenues on a per ton basis.  The loss of production from this rock crushing facility has been offset and absorbed by increased production at our Lyndhurst site which can now handle higher quantities of material with the new $1.8 million of equipment leased in 2008.

Revenues from the Concrete Fibers segment were $1.2 million for both the nine months ended September 30, 2008 and September 30, 2009.  We commenced operations in our Concrete Fibers segment on April 1, 2008 with the acquisition of Nycon, Inc., and therefore the results for the nine months ended September 30, 2008 included the operating results for only six months as compared to nine months in 2009.  In the second and third quarters of 2009 we implemented a revised sales strategy that will utilize regional sales managers located in five strategic locations across the United States in an effort to broaden our customer base, which we believe will result in additional revenues.  In connection with the Nycon acquisition, we introduced the Nycon-G™ fiber, an eco-friendly reinforcing fiber manufactured from post-consumer carpet waste and developed under the patented process covered by the licensing agreement with the patent holder.  We believe that Nycon-G™ is the only concrete reinforcing fiber currently on the market that has minimal or no negative impact on the environment and that offering this product to the marketplace will allow us to establish or enhance existing relationships with large concrete manufacturers.

The table above does not reflect intercompany revenues of approximately $1.8 million and $2.7 million for the nine months ended September 30, 2009 and 2008, respectively, which revenues were eliminated from our condensed consolidated statements of operations.  Our intercompany revenues largely reflect our use of Transportation and Disposal services internally for our Materials processing activities and the shipment of wastes to our Treatment and Recycling segment facilities.  We generally reflect these services at their current market value when rendered.  An important part of the strategic alignment of our segments is the synergies and cost savings that these segments can provide to each other, which benefits us as a whole.

Cost of Revenues

The following table sets forth information regarding our cost of revenues, excluding intercompany costs, by segment for the nine months ended September 30, 2009 and 2008.

	Cost of Revenues – By Segment
	Nine Months Ended September 30,
	2009		2008
(unaudited) (in thousands)	Amount	% of Revenues	Amount	% of Revenues
Transportation and Disposal	$12,367	35%	$19,368	37%
Treatment and Recycling	14,880	42%	17,073	33%
Environmental Services	457	1%	1,483	3%
Materials	2,262	6%	3,044	6%
Concrete Fibers	880	3%	934	2%
Total	$30,846	87%	41,902	81%

Cost of revenues decreased by approximately $11.1 million, from $41.9 million for the nine months ended September 30, 2008 to $30.8 million for the nine months ended September 30, 2009.  This decrease results primarily from a decrease in the total volume of sales from the Transportation and Disposal segment combined with a decrease in costs within the Treatment and Recycling and Materials segments from period to period.  Our overall cost of revenues as a percentage of sales increased from 81% for the nine months ended September 30, 2008, to 87% for the nine months ended September 30, 2009, which is reflective of increased competition in the marketplace for less overall volume of business.  Our gross profit margin for the Transportation and Disposal segment decreased by 7% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 and our gross profit margin for the Treatment and Recycling segment decreased by 9% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  Our gross margin for the Materials segment (excluding intercompany transactions) increased by $1.6 million to for the nine months ended September 30, 2009 as compared to the corresponding prior year period, as a result of the consolidation of our operating sites into one facility and increased production capability and efficiency from the new rock crushing equipment leased in June of 2008.

For the remainder of 2009, we expect to continue to operate at gross margins ranging from 12% to 15% on a consolidated basis.  These estimates are based on our current expectation of costs of labor and transportation costs.  Our ability to achieve our estimated gross margins in future periods may be impacted by, among other things, the overall economic conditions, fuel prices that rise faster than anticipated, increases in disposal costs arising from a reduction in the disposal facilities’ capacity or additional restrictions that may be placed on the types or amounts of waste they may be able to accept, and our ability to successfully implement initiatives to reduce operating expenses.

Operating Expenses

Our operating expenses include:

•	salaries and related expenses (other than direct labor costs and union benefits described above);

•	occupancy and other office expenses;

•	professional fees;

•	insurance;

•	depreciation and amortization (other than amounts included as a component of cost of revenues as described above);

•	impairment of idle machinery;

•	gain or loss recognized on our sale of certain equipment; and

•	other miscellaneous operating expenses.

The following table summarizes the primary components of our operating expenses for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,		Period to Period Change
(unaudited) (in thousands, except percentages)	2009	2008	Amount	Percentage
Salaries and related expenses	$4,083	$4,617	$(534)	(12)%
Occupancy and other office expenses	708	791	(83)	(10)%
Professional fees	1,480	1,425	55	4%
Other operating expenses	1,227	1,297	(70)	(5)%
Insurance	668	956	(288)	(30)%
Depreciation and amortization	483	400	83	21%
Impairment of idle machinery	—	412	(412)	100%
Gain on sale of equipment	(26)	(257)	231	(90)%
Total operating expenses	$8,623	$9,641	$(1,018)	(11)%

Salaries and related expenses represented approximately 47% of our total operating expenses for the nine months ended September 30, 2009 and were driven primarily by our overall headcount and compensation structure.  Our costs associated with salaries and related expenses decreased by $0.5 million, or 12%, which is due to reductions in headcount which took place during the first and second quarters of 2009 and voluntary reductions in management’s salaries which went into effect on June 1, 2009.   These decreases are also the result of lower bonus and commission accruals during the nine months ended September 30, 2009 as a result of lower sales.

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

Occupancy and other office expenses represent our costs associated with the rental of our office space and other facilities, temporary labor, dues and subscriptions, postage and other office expenses.  Rent includes the cost of leasing our principal executive offices in Trevose, Pennsylvania and additional properties and facilities in New York, New Jersey, and Connecticut to support our operations.  Occupancy and other office expenses decreased by $0.1 million, or 10%, from the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2009, which is primarily attributable to the consolidation of our Materials segment facilities into one operating location, consolidation of the Bronx, New York office into the Lyndhurst site, and the implementation of cost cutting initiatives and lower office expenses at Corporate and Pure Earth Recycling.

For the nine months ended September 30, 2009 and 2008, our professional fees consisted primarily of:

•	consulting fees paid for sales;

•	audit and accounting fees related to the audit of our consolidated financial statements;

•	legal costs associated with litigation;

•	legal and other related costs associated with the preparation and filing of our quarterly, annual and periodic reports and other SEC filings;

•	legal and other fees incurred in connection with our acquisitions and other matters; and

•	fees paid to third parties and regulatory agencies to monitor safety and compliance with respect to certain of our operations.

Our professional fees increased by $55,000, or 4%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, which is result of additional legal costs incurred in 2009 in relation to amendments of our revolving line of credit agreement and other ongoing litigation.  For the remainder of 2009, we anticipate that our legal, auditing, accounting and other professional fees will be consistent with our 2008 costs.  We will incur additional accounting and professional fees in order to comply with the Sarbanes-Oxley Act of 2002, or SOX, including the requirement to implement and maintain internal control over financial reporting and prepare an assessment by management thereof, which will be required beginning with our fiscal year ended December 31, 2009.  Beginning with our fiscal year ending December 31, 2010 we will also be required and to have our auditors issue an audit report on our assessment of our internal control over financial reporting.  As we continue to grow, whether through internal growth or by acquisition, the amount of legal and other professional fees for any future transaction will increase as a result of our status as an SEC reporting company subject to SOX.

We maintain various policies for workers’ compensation, health, disability, umbrella, pollution, product liability, general commercial liability, title and director’s and officer’s liability insurance.  Our insurance costs decreased by approximately $0.3 million, or 30%, for the nine months ended September 30, 2009 as compared to the corresponding period in 2008, primarily as a result of reduced policy premiums due to a lower number of insured vehicles and the timing of insurance refunds realized in 2009.  We renegotiated our insurance coverage company-wide in August 2009, which we expect to result in a slight increase of our future insurance premiums through the policy expiration date in August of 2010.

Other operating expenses consist of general and administrative costs such as travel and entertainment, bank service fees, advertising and other office and miscellaneous expenses.  Other operating expenses decreased by approximately $0.1 million, or 5%, in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  Our operating expenses for the nine months ended September 30, 2009, also include approximately $350,000 of additional expenses relating to bad debts that were written off.  The remainder of the decrease in other operating expenses was primarily attributable cost cutting initiatives and the consolidation of some of our operating locations.

Depreciation and amortization for the nine months ended September 30, 2009 was approximately $0.5 million as compared to approximately $0.4 million for the nine months ended September 30, 2008.  This increase is the result of the Concrete Fibers operations being present for a full nine months in 2009 versus only six months in 2008, and additional depreciation expense within the Treatment and Recycling segment as a result of placing $2.0 million of machinery into service in April of 2009, which was previously classified as idle.

For the nine months ended September 30, 2008, we incurred approximately $0.4 million in impairment charges relating to idle machinery held at Pure Earth Recycling. In July 2008, we determined that, due to the softening of the overall economy, the value of the idle machinery had declined by approximately $0.4 million. The impairment charge was accompanied by a corresponding reversal of approximately $0.2 million of the deferred tax liability associated with the idle machinery. At September 30, 2009, we had approximately $1.9 million of remaining deferred tax liabilities recorded in relation to the idle machinery.  In April of 2009, we placed $2.0 million of this idle machinery into service at Pure Earth Recycling.

For the nine months ended September 30, 2008, we had approximately $0.3 million of gain from the disposal of certain fixed assets at Juda and PE Materials. In January 2008, we sold trucks and equipment having a net carrying value of approximately $0.3 million prior to disposition for approximately $0.6 million. This equipment was no longer needed as a result of the strategic initiative at Juda, whereby we have begun to outsource its trucking operations instead of using our owned vehicles.  For the nine months ended September 30, 2009, we had approximately $26,000 of gain primarily from the sale of well drilling equipment within our Environmental Services segment and the proceeds from an insurance settlement.

Loss from Operations

The following table sets forth our loss from operations by reportable segment for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,		Period to Period Change
(unaudited) (in thousands, except percentages)	2009	2008	Amount	Percentage
Transportation and Disposal	$217	$4,004	$(3,787)	(95)%
Treatment and Recycling	(910)	304	(1,214)	(399)%
Environmental Services	(364)	(152)	(212)	(139)%
Materials	(279)	(1,299)	1,020	79%
Concrete Fibers	(324)	(137)	(187)	(136)%
Corporate and Other	(2,291)	(2,624)	333	13%
Total	$(3,951)	$96	$(4,047)	*

*       Not meaningful.

The decrease in income from operations within the Transportation and Disposal segment is due in large part to a decrease in the overall Transportation and Disposal revenues of approximately $11.7 million coupled with a decrease in the gross profit margin from 31% for the nine months ended September 30, 2008, to 24% for the nine months ended September 30, 2009.  This decrease in gross profit margin is due primarily to increased competition for fewer jobs in the marketplace, resulting in tighter margins.  The decline in revenues during the nine months ended September 30, 2009 is attributable to the decline in the overall economy and the construction industry in the New York metropolitan area.  In addition, we also incurred approximately $0.3 million of bad debt expense due to the settlement of a large aged accounts receivable during the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, the Treatment and Recycling segment had a loss from operations of approximately $0.9 million as compared to income from operations of approximately $0.3 million for the nine months ended September 30, 2008.  The decrease in this segment’s operating results is primarily due to lower gross profit margins and revenues, offset by reduced operating expenses for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  The decrease in operating expenses is the result of a reduction in overall headcount and management salary reductions which were implemented in June 2009.  We expect that when the volume of incoming materials increases, our income from operations and gross profit margins attributable to the Treatment and Recycling segment will begin to improve.  During the nine months ended September 30, 2009, PE Energy contributed an operating loss of approximately $0.1 million due in large part to being a startup operation with certain fixed overhead costs, such as salaries.

Loss from operations within the Environmental Services segment was approximately $0.4 million for the nine months ended September 30, 2009 as compared to a loss of approximately $0.2 million for the nine months ended September 30, 2008.  The losses from operations during the nine months ended September 30, 2009 and 2008 were primarily attributable to a lack of new business from our environmental consulting services and brokerage operations.  We expect to commence operations at our initial Brownfield property in the second quarter of 2010, from which we should experience an increase in revenues and income from operations for the Environmental Services segment.

The loss from operations attributed to the Materials segment decreased by approximately $1.0 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, from a loss of approximately $1.3 million in 2008 to a loss of $0.3 million in 2009.  The improvement in our operating results for this segment is due to the consolidation of our rock crushing facilities from two locations into one and the termination of the North Bergen lease and operating agreement.   As a result, we are no longer required to first offer the owner of the North Bergen facility a fixed price for our rock and aggregate products.  We have been able to sell these products at higher prices to other customers, which contributed to higher revenues and better margins on a per ton basis in the second quarter of 2009.

Interest Income and Expense

Interest expense, net of interest income earned on our short-term deposits of excess operating cash, was approximately $1.8 million and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase in interest expense is due to:

•	approximately $0.3 million of additional interest expense incurred in relation to our Series B preferred stock offering and related amortization of deferred financing costs;

•	approximately $50,000 increase in interest expense within the Treatment and Recycling segment as a result of the Pure Earth Recycling term loan refinancing completed in November of 2008; and

•	an increase of approximately $0.1 million in interest expense relating to our revolving line of credit, equipment term loan and insurance financing; and a

•	a decrease in interest income of approximately $0.1 million.

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

 On October 21, 2008, the interest rate on our revolving line of credit increased to the bank’s prime rate, subject to a minimum of 5.00%, plus 2.75%, from the bank’s prime rate, minus 0.25%; however, we also significantly decreased our outstanding borrowing amounts at the same time, which lessened the impact of the increase in rates.  On March 13, 2009, we completed an amendment of this revolving line of credit, which added Pure Earth Recycling and our other subsidiaries as borrowers, and the accounts receivable and inventory of these entities have become collateral and, to the extent eligible, part of the available borrowing base.  We expect that as a result of this, our average outstanding borrowings will increase resulting in increased interest expense.  As a result of the covenant defaults under our revolving line of credit agreement, the interest rate on our revolving line of credit was increased to the default interest rate of 10.75% effective retroactively to June 1, 2009 and through the extended maturity date on April 23, 2010.

On November 12, 2008, we refinanced our existing long-term debt and revolving line of credit at Pure Earth Recycling into a consolidated $8.0 million, seven-year term loan with an adjustable rate of interest.  In connection with this refinancing, we also entered into an interest rate swap agreement, which effectively converted this adjustable-rate loan into a fixed-rate loan with an annual interest rate of 6.10%.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Obligations – Long-Term Debt” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  We anticipate that our annual interest expense for 2009 under this term loan will be approximately $0.5 million.

Other Income

During the nine months ended September 30, 2009, we recognized other income of $0.8 million as a result of the change in fair value of warrants with contingent redemption provisions.  This amount represents gains relating to the warrants issued with our Series B preferred stock which occurred as a result of the warrants being revalued as of September 30, 2009, as required under EITF 00-19 (Topic 480).  The decrease in the estimated fair value of these warrants was the result of a decline in the fair value of our common stock underlying these warrants.

In June of 2009, Pure Earth Recycling settled outstanding fines and compliance issues with various state and local authorities for approximately $0.2 million and for which a $0.6 million liability was previously recorded as part of the opening balance sheet at the date of acquisition on March 30, 2007.  The settlement of these compliance issues and fines at a reduced amount resulted in a gain of approximately $0.4 million, which was recorded as a component of other income for the nine months ended September 30, 2009.

In connection with the refinancing of Pure Earth Recycling’s revolving line of credit on November 12, 2008, we also entered into an interest rate swap agreement, which essentially converts our adjustable rate term loan to a fixed-rate loan bearing interest at an annual rate of 6.10%.  We account for this interest rate swap as a derivative contract pursuant to SFAS No. 133 (Topic 815), and therefore we recorded a fair value adjustment increase of approximately $139,000 for the nine months ended September 30, 2009.  The fair value adjustment on the interest rate swap was offset in large part by a mark-to-market adjustment decrease of approximately $144,000 for the nine months ended September 30, 2009 on Pure Earth Recycling’s term loan, for which we have elected to apply the fair value option under SFAS No. 159 (Topic 820).

Other income for the nine months ended September 30, 2008 was approximately $162,000.  The Company and Pure Earth Recycling underwent a sales and use tax audit in the State of New Jersey, which was settled as of June 30, 2008 for approximately $265,000.  The Company had previously recorded an accrued liability of $502,078 as part of the opening balance sheet of Pure Earth Recycling on March 30, 2007.  Pursuant to the Pure Earth Recycling purchase agreement and related amendments, a portion of the reduction in this liability from $502,078 to $265,000 is due back to the former owner in the form of shares of the Company’s common stock.  Accordingly, the Company has recorded a liability of approximately $140,000, which will be resolved upon issuance of additional shares and the completion of the reconciliation of the purchase price adjustments which is expected to be completed in November of 2008.  The settlement of this matter resulted in Pure Earth Recycling and the Company recognizing a gain of approximately $98,000 for the nine months ended September 30, 2008.  The remainder of other income for the nine months ended September 30, 2008 is due primarily to income derived from the operations of our joint venture, ACR, within the Treatment and Recycling segment.

Benefit From Income Taxes

For the nine months ended September 30, 2009, we recognized a benefit from income taxes of approximately $1.9 million, and a benefit from income taxes of $0.5 million for the nine months ended September 30, 2008.  The recognition of these income tax benefits is the result of pre-tax losses incurred during both periods.  Our effective tax rates were 39% and 37.5% for the nine months ended September 30, 2009 and 2008, respectively.  The increase in our effective tax rate is primarily the result of an estimated pre-tax loss for the 2009 reporting year, as compared to estimated pre-tax income for the 2008 reporting year.  We anticipate that our effective income tax rate for the full calendar year of 2009 will be approximately 40%.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and money market accounts.  We had approximately $1.6 million and $0.9 million of cash and cash equivalents on hand at September 30, 2009 and December 31, 2008, respectively.  We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses, preferred stock dividends and income taxes.  In the past, we also have needed cash to pay sellers in connection with some of our acquisitions and to fund working capital associated with these acquisitions.  We expect that our working capital needs will remain consistent with historical levels in the near future, however, these needs may increase as new lines of business are introduced or new acquisitions occur.

Summary of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2009 and 2008:

	For the Nine Months Ended September 30,
(in thousands)	2009	2008
Net cash used in operating activities	$(1,130)	$(3,946)
Net cash used in investing activities	$(4)	$(335)
Net cash provided by financing activities	$1,823	$6,038

Net Cash Used in Operating Activities

The most significant items affecting the comparison of our operating cash flows for the nine months ended September 30, 2009 and 2008 are summarized below:

•
Decrease in income from operations – Our income from operations, excluding depreciation, amortization and impairment, decreased by $3.8 million, or 136%, on a period-to-period basis, which negatively impacted our cash flows from operations for the nine months ended September 30, 2009.

•
Decrease in accounts receivable – Sources (uses) of cash from changes in accounts receivable were approximately $0.1 million and $(3.6) million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in accounts receivable at September 30, 2009 is the result of the collection of aged receivables coupled with a decline in revenue during the period.  The decrease in accounts receivable as of September 30, 2008, is the result of the timing of collections from two large Transportation and Disposal segment projects.

•
Increase in inventories– Uses of cash from changes in inventories were approximately $(0.3) million and $(12,000) for the nine months ended September 30, 2009 and 2008, respectively.  The increase in inventories during the nine months ended September 30, 2009 is the result of increased volumes of incoming rock products within our Materials segment, in particular during the third quarter of 2009.  The increase for the nine months ended September 30, 2008 is the result of timing of sales of our crushed rock products from the Materials segment and our recycled oil inventory from the Treatment and recycling segment.

•
Decrease in prepaid expenses and other current assets- Sources (uses) of cash from changes in prepaid expenses and other current assets were approximately $1.0 million for the nine months ended September 30, 2009, and $(0.3) million for the nine months ended September 30, 2008.  The increase in other current assets in 2009, is the result of the reclassification of the receipt of $0.3 million in income tax refunds and a decrease in prepaid expenses resulting from the amortization of these prepaid accounts.  The decrease in prepaid expenses and other current assets for the nine months ended September 30, 2008, is the result of the amortization of the prepaid expenses.

•
Decrease in restricted cash- Sources of cash from the decrease in restricted cash were $0.6 million for the nine months ended September 30, 2009.  This represents the use of restricted cash for the payment of principal and interest payments for the Susquehanna term loan as required by the term loan requirements.

•
Increase in accounts payable –Sources of cash for accounts payable were $0.9 million and $0.5 million for the nine months ending September 30, 2009 and 2008, respectively.  The increase in accounts payable during the nine months ending September 30, 2009 is the result of a large amount of sales occurring towards the end of the second quarter of 2009 and the timing of payments to our vendors.  The increase in accounts payable during the nine months ending September 30, 2008, is the result of additional payables relating to New Nycon and an increase in accounts payable within the Transportation and Disposal segment as a result of increased production.

•
Decrease in accrued expenses and other current liabilities – Uses of cash for accrued expenses and other current liabilities were $(1.1) million and $(0.6) million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in accrued expenses and other liabilities during the nine months ended September 30, 2009, is primarily the result of the settlement of fines and penalties at Pure Earth Recycling and the timing of the payments for insurance, and other accrued liabilities including payroll and accruals for certain operating expenses for which we were not yet invoiced.  The decrease in accrued expenses and other liabilities during the nine months ended September 30, 2008, is primarily the result of the timing of the payment for corporate insurance, settlement of the New Jersey sales and use tax audit at Pure Earth Recycling and a decrease in accrued liabilities at Juda as a result of having only one union employee.

•
Decrease in accrued disposal costs – During the nine months ended September 30, 2009, our accrued disposal costs decreased by approximately $0.1 million as a result of the timing of incoming and outgoing materials within our Treatment and Recycling segment.  During the nine months ended September 30, 2008, we spent approximately $1.3 million on reducing our accrued disposal costs, which resulted from transporting processed material from our Treatment and Recycling operations.

•
Decrease in income taxes payable –Uses of cash relating to income taxes payable were $(0.1) million for the nine months ended September 30, 2009 as compared to $(1.0) million for the nine months ended September 30, 2009.  The decrease in cash used to pay income taxes was the result of having earned taxable income for the year ended December 31, 2007, as compared to being in a net loss position for the year ended December 31, 2008.

Our overall liquidity and the availability of capital resources has historically been highly dependent on revenue derived from several large customers within the Transportation and Disposal segment, which comprised approximately 8% and 22% of our consolidated revenues for the nine months ended September 30, 2009 and 2008, respectively.  The revenues derived from these customers are a key component of the operations within the Transportation and Disposal segment, and therefore are integral to providing liquidity to not only that operating segment, but also to our overall operations as a whole.  During the nine months ended September 30, 2009, our revenues derived from these large customers decreased as a result of the overall downturn in the construction industry in the New York metropolitan area. The continued slowdown or loss of one or more of these customers could negatively impact our liquidity and ability to provide adequate capital resources to meet all of our ongoing capital requirements.  We are currently in the process of attempting to broaden our capital resources and sources of revenue through the addition of new customers within the Transportation and Disposal segment in order to minimize the dependence on our revenues from these significant customers.

We use EBITDA, a non-GAAP financial measure, as a liquidity measure to assess our ability to meet our debt service obligations and satisfy our debt covenants, some of which are based on our EBITDA.  We believe the use of EBITDA as a liquidity measure and in required financial ratios is a common practice among asset- and receivables-based lenders.  In providing EBITDA as a liquidity measure, we believe EBITDA is useful from an economic perspective as a measurement of our ability to generate cash, exclusive of cash used to service existing debt, by eliminating the effects of depreciation, financing and tax rates on our ability to finance our ongoing operations  Furthermore, because EBITDA is used as a standard measure of liquidity by other similar companies within our industry, we believe it provides a reasonable method for investors to compare us to our competitors.  However, the use of EBITDA as a measure of our liquidity has limitations and should not be considered in isolation from or as an alternative to GAAP measures, such as net cash provided by operating activities.  See “ – Results of Operations – Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.”

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
(in thousands)	(unaudited)	(unaudited)
EBITDA	$(497)	$2,551
Adjustments to reconcile EBITDA to net cash used in operating activities:
Interest expense, net	(1,549)	(1,214)
Benefit from income taxes	1,847	463
Interest expense for accretion of warrant discount and Series B paid-in-kind interest	586	281
Impairment of idle equipment	—	412
Provision for doubtful accounts	234	(30)
(Gain) on sale of property and equipment	(26)	(257)
Change in fair value of derivatives and other assets and liabilities measured at fair value	(724)	—
Restricted stock grant	89	74
Deferred income taxes	(1,847)	(54)
Changes in operating assets and liabilities:
Accounts receivable	60	(3,633)
Inventories	(336)	(12)
Prepaid expenses and other current assets	1,028	(259)
Deposits and other assets	(652)	16
Restricted cash	602	—
Accounts payable	1,000	534
Accrued expenses and other current liabilities	(1,056)	(630)
Accrued disposal costs	(19)	(1,290)
Contingent consideration	—	(176)
Due to affiliates	221	303
Income taxes payable	—	(1,025)
Total adjustments	(633)	(6,497)
Net cash used in operating activities	$(1,130)	$(3,946)

Net Cash Used in Investing Activities

Our investing activities for the nine months ended September 30, 2009 and 2008 primarily resulted from our strategy of growing our operations by acquiring complementary companies in the environmental services sector and the purchase and sale of property and equipment.  During the nine months ended September 30, 2009, we spent approximately $52,000 on the purchase of property and equipment and we also received proceeds of approximately $48,000 from the sale of equipment not in use.

On April 1, 2008, we completed the acquisition of Nycon, Inc. and began the operations of our Concrete Fibers segment, which used approximately $45,000 in cash. We also spent $149,000 in payments for pending acquisitions during the nine months ended September 30, 2008, which relate primarily to the startup of PE Energy and costs to seek to acquire a second Brownfield site. For the nine months ended September 30, 2008, we also received proceeds of $0.6 million from the sale of trucks and equipment that were previously utilized at Juda within our Transportation and Disposal segment.

Net Cash Provided by Financing Activities

The most significant items affecting the comparison of our cash flows provided by financing activities for the nine months ended September 30, 2009 and 2008 are summarized below:

•
Retirement of common stock- On April 20, 2009, the Company retired 200,000 shares of its outstanding common stock valued at $1.00 per share, which were previously pledged as collateral for reimbursement of the $200,000 payment made by the Company on behalf of the former owners of Juda for the settlement of the pension liability lawsuit for union truckers.

•
Private placements of securities – For the nine months ended September 30, 2008, we received approximately $5.8 million in proceeds, net of financing fees and offering expenses of approximately $0.5 million, from the private placement of 6,300 shares of our Series B preferred stock and a related warrant, at a purchase price of $1,000 per share.

•	Dividends - We paid $25,000 and $75,000 in dividends relating to our then outstanding Series A preferred stock for the nine months ended September 30, 2009 and 2008, respectively.

•
Other indebtedness – During the nine months ended September 30, 2009, we had net borrowings of approximately $3.3 million under our revolving line of credit as compared to net borrowings of $1.9 million for the nine months ended September 30, 2008.  We also had repayments of approximately $1.2 million of long-term debt and notes payable during the nine months ended September 30, 2009 and 2008.  We also incurred $0.1 million in financing fees during the nine months ended September 30, 2009 in relation to the amendment of our revolving line of credit and $0.5 million in financing fees during the nine months ended September 30, 2008 in relation to the Series B preferred stock offering.  In June of 2008, we also received an additional $200,000 in financing provided for by the lender of an existing term loan.

Capital Resources

We had working capital of $1.0 million and $5.1 million as of September 30, 2009 and December 31, 2008, respectively.  Our working capital requirements during the first nine months of 2009 and 2008 have been funded primarily by the borrowings under our revolving line of credit, the collection of aged accounts receivable and, with respect to 2008, the refinancing of other long-term debt and the net proceeds from our securities offerings.  The decrease in working capital is primarily due to the growth of our accounts payable and revolving line of credit and decrease in accounts receivable for the nine months ended September 30, 2009 due to the timing of cash collections on our outstanding receivables as compared to the timing of payments to our vendors.

Our capital resources and working capital needs for the remainder of 2009 will be largely dependent upon our ability to generate new sales and increase our operating margins, our ability to collect aged accounts receivable existing as of September 30, 2009, our ability to refinance our existing Pure Earth revolving line of credit, and our ability to raise additional capital through debt or equity financing.  Due to the overall economic downturn during the fourth quarter of 2008, several of our large customer receivable balances have been outstanding in excess of 120 days.  In particular, we had approximately $2.8 million in outstanding receivables related to one large construction project in New York City, which was the subject of ongoing litigation.  See “Part II, Item 1. Legal Proceedings – Accounts Receivable Litigation.”  On May 29, 2009 we reached a settlement with these customers whereby we agreed to $2.0 million in satisfaction of these receivables.  $1.0 million of this settlement was received on July 1, 2009, and the remaining amount is to be repaid in eighteen monthly installments of $55,000 beginning on September 1, 2009.  Our capital resources as of September 30, 2009 and December 31, 2008 were also negatively impacted by our operating losses of $3.9 million and $3.5 million, respectively.

On March 13, 2009, we completed an amendment of our revolving line of credit which allowed Pure Earth Recycling and certain of our other subsidiaries to become borrowers under our revolving line of credit thereby increasing our available borrowing collateral by approximately $2.2 million when the additional collateral was added into the borrowing base.  The additional borrowing collateral was used to provide additional funds to finance our ongoing operations and was essential in allowing us access to additional funding from Pure Earth Recycling’s receivables, which were previously encumbered under other outstanding debt obligations.

As of June 30, 2009, we were not in compliance with the minimum adjusted net income and debt service coverage ratio covenants under our revolving line of credit.  As a result, under the revolving line of credit agreement, events of default occurred since June 30, 2009, but were waived on August 18, 2009 retroactive to June 30, 2009 by the lender under this line of credit.  One of the conditions to obtaining this waiver was that we are prohibited from making any payments to the holder of our Series B preferred stock while the line of credit is outstanding.  On August 18, 2009, our Series B preferred stockholder agreed to prospectively waive this potential event of noncompliance.  See “-Revolving Line of Credit.”

On October 23, 2009, we entered into an amendment of our revolving line of credit agreement which extended the maturity date for an additional six months, or until April 23, 2010.  Among other things, this amendment reduced our maximum amount of outstanding borrowings from $4.7 million to $3.3 million as of October 23, 2009, which will be further reduced to $3.15 million on December 15, 2009, and to $3.0 million on February 15, 2010.  This reduction in the maximum amount of outstanding borrowings places an additional emphasis on us to collect our outstanding receivables in order to effectively manage our ongoing liquidity.  In addition this amendment also contains certain financial covenants and conditions as outlined below under “Revolving Line of Credit”.  The Company is actively seeking alternative sources of financing to the revolving line of credit and is engaged in discussions with several potential new lenders.  Under this amendment, we are prohibited from declaring or paying any cash dividends on our Series B preferred stock through the maturity date of the revolving line of credit, and we are currently in discussions with the holder of the Series B preferred stock regarding a potential waiver of the next interest payment under the Series B preferred stock, which is presently required to be made on November 30, 2009.  In addition, this amendment to the revolving line of credit agreement also added a financial covenant whereby beginning with the month ending November 30, 2009, our accounts receivable older than 90 days past the invoice date must not exceed the greater of 13% of all accounts receivable or $1.25 million.  As of September 30, 2009, our accounts receivable older than 90 days past the invoice date was approximately 18% of all accounts receivable or $1.7 million.  We are using our best efforts to collect the past due receivables in order to comply with this covenant by November 30, 2009, however if we are unable to do so this would result in an event of default under the revolving line of credit agreement which could have a material adverse effect on our liquidity and capital resources.

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

We are also required by the State of New Jersey to maintain escrow accounts in which we deposit funds in the event of closure and post-closure events involving waste management facilities within our Treatment and Recycling segment.  The balance of this escrow account was $276,538 and $273,623 as of September 30, 2009 and December 31, 2008, respectively.  We do not expect the requirement to maintain this escrow account to significantly impact our capital resources.

We are currently seeking to refinance this line of credit with the current lender or a new lender, however, if we were unable to do so we would need to locate additional sources of financing.  As a result of the October 23, 2009 amendment of the revolving line of credit agreement, we are required to raise new equity or subordinated debt of no less than $0.8 million by November 30, 2009, and additional equity or subordinated debt of no less than $1.0 million by February 15, 2010, each on terms acceptable to the lender.  While we believe that we will be able to raise additional capital on acceptable terms as needed to satisfy these covenants under the revolving line of credit agreement, if we are not successful in obtaining the necessary amount of debt or equity financing by November 30, 2009 or February 15, 2010 (as the case may be), if the lender does not find the terms of such capital to be acceptable in its discretion, or if we are not permitted to obtain such financing by the terms of our existing agreements and financial instruments, an event of default under the revolving line of credit agreement would occur, which in turn would trigger a default under the Pure Earth Recycling term loan.  Furthermore, the terms of the revolving line of credit agreement and the Series B Preferred Stock, and the terms of certain of our prior equity financing instruments and agreements, also significantly limit our ability to sell equity or incur debt, and we may not be able to repay, refinance or terminate these obligations or obtain the consent of the debt or equity holders, if necessary, to obtain additional capital should we need or desire to do so.

Based upon the cash we have on hand, anticipated cash to be received from our operations, the expected availability of funds under our revolving line of credit, and the anticipated proceeds expected to be derived from the equity raises described above, we believe that our sources of liquidity will be sufficient to meet our cash needs until April 23, 2010, when the Pure Earth revolving line of credit is currently set to expire.

Our principal projected cash needs for the remainder of 2009 include the following components:

•	approximately $0.6 million in principal and interest payments relating to our outstanding debt, revolving line of credit, term loans and notes payable;

•	approximately $0.2 million of committed capital expenditures within our Treatment and Recycling segment for additional equipment and or site improvements;

•	general operating and administrative expenses of $3.0 million.

On November 16, 2009, we entered into an amendment of the Pure Earth Recycling term loan agreement and the related interest rate swap agreement, whereby the lender granted us a three month interest-only period beginning on November 15, 2009 and ending on February 15, 2009.  During this time the Company will continue to make interest payments in accordance with the term loan and interest rate swap agreement.  Subsequent to the interest-only period, the Company’s monthly principal and interest payment will increase by approximately $4,000 to $121,761 per month, with an effective interest rate of 6.10% for the remainder of the loan term.  We are also in the process of working with our other term loan lender, equipment lenders, and landlords to obtain payment moratoriums, payment reductions, or interest-only periods ranging from three to six months in length.  We expect that  these reductions and the prohibition on the Series B Preferred stock dividend will result in cash savings of approximately $0.2 million per month, during the period of the payment reductions.

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

We continually monitor our actual and forecasted cash position, as well as our liquidity and capital resources, in order to plan for our current cash operating needs and to fund business activities or new opportunities that may arise as a result of changing business conditions.  We intend to use our existing cash and cash flows from operations to continue to grow our business, fund potential acquisitions and pay existing obligations and any recurring capital expenditures.  Nonetheless, our liquidity and capital position could be adversely affected by:

•	the acceleration by our lender of amounts due and payable under our revolving line of credit as a result of an event of default;

•	delayed payment or non-payment of receivables on certain material accounts;

•	the loss of any of our major customers;

•	our inability to comply with any of the covenants or restrictions on our indebtedness or the Series B preferred stock;

•	the enactment of new regulatory or environmental laws;

•	our inability to grow our business as we anticipate whether internal growth, by acquisition, through joint ventures or by forming new subsidiaries;

•	any other changes in the cost structure of our underlying business model; and

•
any of the other risks and uncertainties described in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Commission on March 31, 2009, and in this Quarterly Report on Form 10-Q and our other filings with the SEC.

Also, there can be no assurance that our existing liquidity and capital resources (including changes in these resources that may result from the expiration of the Pure Earth revolving line of credit in April 2010) will be sufficient for our existing and proposed future operations and business plans.  In such case, we would need to seek additional debt or equity financings or to arrange for alternative sources of temporary or permanent financing to meet our liquidity and capital requirements.  Our ability to obtain new financing could be adversely impacted by, among other things, negative changes in our profitability and restricted access to liquidity in the capital markets resulting from overall economic conditions, especially given the current difficulties facing the banking, lending and capital markets sectors.  While we may be able to raise additional debt or equity capital as the need arises, there can be no assurance that we will be able to do so at a time when it is needed or at all, or that the net proceeds from any such transactions will be sufficient to support our operations or on terms that are favorable or acceptable to us.  Any inability to obtain future capital could materially and adversely affect our business and growth plans, our results of operations and our liquidity and financial condition.

Revolving Line of Credit

The table below summarizes the credit capacity, maturity and other information regarding our outstanding revolving line of credit as of September 30, 2009.

Revolving Line of Credit	Maximum Outstanding		Balance Outstanding	Interest Rate		Maturity/ Termination Date
	(in thousands)
Pure Earth, Inc.	$4,700	(1)	$3,740	10.75	% (2)	October 23, 2010	(3)

(1)
Subject to reduction for (i) outstanding letters of credit; and (ii) other loan reserves.  As of September 30, 2009, we had an outstanding letter of credit for $0.2 million for which we maintained a cash deposit and a loan reserve of $1.0 million. On October 23, 2009, the maximum line of credit amount was subsequently reduced to $3.3 million, with further reductions on December 15, 2009 to $3.15, and $3.0 million as of February 15, 2010.

(2)	As of September 30, 2009, this line of credit bore interest at the lender’s prime rate, subject to a minimum of 5.0%, plus 5.75%.

(3)	On October 23, 2009, we entered into an amendment of our revolving line of credit, which extended the maturity date for an additional six months until April 23, 2010.

Our revolving line of credit is used to fund our working capital needs.  The repayment of outstanding borrowings under our revolving line of credit is secured by our accounts receivable and inventories.

During the nine months ended September 30, 2009 we entered into the following amendments of our revolving line of credit:

•
On March 13, 2009, we amended this revolving line of credit agreement to add Pure Earth Recycling and our other subsidiaries as borrowers and the accounts receivable and inventory of these entities have become collateral and, to the extent eligible, part of the available borrowing base.  As a result, as of March 13, 2009, $2.2 million of borrowing availability was added to the revolving line of credit.  This amendment also added certain financial covenants including minimum adjusted net income, debt service coverage ratio and tangible net worth requirements.

•
As of June 30, 2009, we were not in compliance with the minimum adjusted net income and debt service coverage ratio covenants and as a result, under the revolving line of credit agreement, events of default were deemed to have occurred.  On August 18, 2009, we entered into another amendment of this revolving line of credit agreement.  This amendment included the following provisions:

a.	The existing events of default were waived by the lender, retroactively effective as of June 30, 2009.
b.
The maximum line of credit amount was reduced from $7,500,000 to $4,700,000 and lender-imposed loan reserves and letters of credit totaling $1,890,000 were removed, including the requirement to maintain minimum availability of $500,000.

c.
The interest rate under this line of credit was increased from 7.75% to the bank’s prime rate, subject to a minimum of 5%, plus 5.75%, or 10.75% as of August 18, 2009.  This increase will be retroactively applied to June 1, 2009.

d.	The first $1,000,000 of otherwise eligible accounts receivable shall be deemed ineligible for the purpose of serving as available borrowing collateral.
e.	The lender prohibited us from making any cash payments to the holder of the Series B Preferred Stock during the remainder of the loan term.

The additional terms and provisions of this amendment were intended to reduce the lenders maximum potential exposure under this agreement, and did not have a material impact on our borrowing availability, which was approximately $1.5 million, both prior to and subsequent to the execution of this amendment.

On October 23, 2009, we entered into another amendment of the revolving line of credit agreement whereby the maturity date of the credit agreement was extended to April 23, 2010 and the maximum amount of outstanding borrowings was reduced from $4.7 million to $3.3 million on October 23, 2009, which will be further reduced to $3.15 million on December 15, 2009 and $3.0 million on February 15, 2010.  This amendment also removed the existing financial covenants and replaced them with the following financial covenants:

•
Minimum Debt Service Coverage Ratio- Beginning on the month ending January 31, 2010, we must maintain a debt service coverage ratio (as defined in the revolving line of credit agreement) of 1.0 to 1.0.

•	Capital Expenditures- We may not incur unfinanced capital expenditures in excess of $50,000 from November 1, 2009 through the maturity date.
•
Account Aging Limits- Beginning on November 30, 2009, our accounts receivable older than 90 days past the invoice date must not exceed the greater of 13% of all accounts receivable or $1.25 million.  As of October 31, 2009, our accounts receivable older than 90 days past the invoice date was approximately 18% of all accounts receivable or $1.6 million.  We are using our best efforts to collect the past due receivables in order to comply with this covenant by November 30, 2009.

The August and October 2009 amendments also prohibited us from declaring or paying any cash dividends, including to the holder of our Series B Preferred, which would constitute an event of noncompliance under the Series B Preferred Stock investment agreement and related agreements for amounts due and payable. On August 19, 2009, we prospectively agreed with the holder of the Series B preferred stock that in lieu of making the coupon payment otherwise due on September 30, 2009, we will instead pay the holder of the Series B preferred stock the coupon payment, plus 14% interest thereon, either:

a)	in one lump sum representing the full coupon payment plus accrued interest on November 30, 2009; or
b)
if we refinance our outstanding revolving line of credit with an alternative lender prior to such dates, then any unpaid portion of the coupon payment, plus accrued interest, shall be paid on the date such refinancing is consummated.

We are currently engaged in discussions with the holder of the Series B Preferred Stock to obtain an additional waiver as a result of the continuing prohibition on cash dividends through the maturity date of the revolving line of credit

Additionally under this amendment, we must obtain additional capital in the form of equity or subordinated debt of no less than $0.8 million by November 30, 2009, and an additional $1.0 million of equity or subordinated debt by February 15, 2010.  We are currently in the process of working to obtain the additional capital required by this amendment. See “- Liquidity and Capital Resources – Capital Resources.”  In addition, we continue to pursue additional sources of financing and are engaged in discussions with several potential new lenders.

Off-Balance Sheet Arrangements

Our most significant off-balance sheet financing arrangements as of September 30, 2009 are non-cancelable operating lease agreements, primarily for office and equipment rentals, and future performance obligations incurred in connection with our acquisitions where we have assessed that the payment of the obligation is not presently probable.  As of September 30, 2009, future minimum obligations under our operating lease agreements are $2.8 million.  As of September 30, 2009, the potential maximum cash and non-cash future off-balance sheet performance obligations associated with our acquisitions were $150,000 in the aggregate, based upon an estimate of $0.50 per share for our common stock.  Also, at September 30, 2009, we had a letter of credit for $200,000 outstanding in connection with a settlement of union-related litigation.

We do not otherwise participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Related Party Transactions

As part of the Pure Earth Recycling acquisition, we issued a note payable to a former stockholder in the principal amount of $1.0 million.  The note payable accrues interest at 6.77% per year and is payable in the following two installments:  $333,000 due December 31, 2009 and the remaining principal balance plus any accrued and unpaid interest on December 31, 2010.  This note payable had an outstanding balance of approximately $1.0 million at September 30, 2009.  The note is subordinated in right of payment to our existing revolving lines of credit.  On June 17, 2009, we issued a notice of setoff to the former owner of Pure Earth Recycling, notifying him of our intent to setoff post-closing claims against this note payable and shares of Pure Earth common stock that may otherwise be due to the former owner as permitted under the stock purchase agreement.  Effective on June 27, 2009, we offset the amounts due to the former owner under this note payable against the post-closing claims.  The former owner of Pure Earth Recycling has formally denied the validity of these post-closing claims and on September 14, 2009, we filed a complaint against the former owner to seek legal redress for these claims.  See “Part II, Item 1 – Legal Proceedings – Pure Earth Recycling Litigation.”  The ultimate outcome of these post-closing claims and this litigation remains uncertain, and therefore the note payable will remain on our consolidated financial statements until either a settlement with the former owner is reached or we are legally released of this obligation.

As of September 30, 2009, we had approximately $0.1million in due from affiliates, which consists of amounts due from ACR, a joint venture operation, to Pure Earth Recycling.   The $0.1 million reflects the value of goods and services performed and provided by Pure Earth Recycling to the joint venture, for which Pure Earth Recycling has not yet been compensated.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of Notes to condensed Consolidated Financial Statements for a description of recent accounting pronouncements including anticipated dates of adoption and affects on the Company’s consolidated financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2009.  Based upon the September 30, 2009 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the Securities and Exchange Commission.  These officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended September 30, 2009.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We may be involved in litigation and other legal proceedings from time to time in the ordinary course of our business.  Except as set forth below, there have been no material changes with respect to the previously reported litigation and legal proceedings.  Except as otherwise set forth in this quarterly report, we believe the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

Soil Disposal Litigation

On December 12, 2007, subsequent to our asset purchase of Soil Disposal in November of 2007, Clean Earth, Inc., which was the former employer of the Soil Disposal sales representatives and certain of its affiliates filed a complaint against us, PEI Disposal Group, Soil Disposal, the Soil Disposal sales representatives individually, one of our officers and other named parties.  The complaint alleges, among other things, that the defendants breached certain covenants not to compete and a non-solicitation covenant with respect to customers and employees of the plaintiff.  The complaint also claims that we interfered with contractual relations of the plaintiff and aided and abetted the Soil Disposal sales representatives’ breach of certain fiduciary duties to the plaintiff, unfair competition by the defendants, and misappropriation of trade secrets and confidential information.  The plaintiffs are seeking injunctive relief, unspecified compensatory, consequential and punitive damages and attorneys’ fees against all defendants.

With the filing of this complaint, the plaintiffs applied for a temporary restraining order, a preliminary injunction and expedited discovery against all defendants, which were denied by the court on December 20, 2007.  In September 2008, the plaintiff amended its claim and also moved to compel us and the other defendants to produce additional documents.  The defendants opposed these motions and cross-moved for summary judgment dismissing the case.  On April 15, 2009, the court referred the case to an alternative dispute resolution program for a 45-day period during which time the parties were unable to resolve the case. In the meantime the court, at the defendants’ request, ordered a stay of all further discovery.  On July 6, 2009, the court initially denied the defendants’ motion for summary judgment, but later granted re-argument on the motion on October 22, 2009, ordered a stay of all further discovery and ordered the plaintiff to produce proof of damages.  The Defendants have also sought dismissal of the case on the grounds that the plaintiff has failed to produce documents relevant to its claims and as of November 16, 2009, no hearings are scheduled while the parties await the court’s decision on re-argument of the summary judgment motion.  The defendants have denied all material claims,  believe the plaintiffs’ claims are without merit and intend to continue to contest this lawsuit vigorously.

Pure Earth Recycling Litigation

On September 14, 2009, we filed a complaint in the United States District Court for the Eastern District of Pennsylvania against a former owner of Pure Earth Recycling, claiming that the former owner breached the terms of a stock purchase agreement by which we acquired Pure Earth Recycling.  Under the terms of the stock purchase agreement, the former owner is legally obligated to indemnify us and hold us harmless against all liabilities, losses, damages, costs and expenses arising from the former owner’s breach of any representation or warranty in the stock purchase agreement.  We have alleged that the former owner has breached numerous representations and warranties in the stock purchase agreement and thereby has triggered the former owner’s obligation to indemnify us, which the former owner has disputed.  In the complaint, we allege that the former owner’s failure to indemnify us has breached the terms of the stock purchase agreement.  We seek an unspecified amount of monetary damages (as well as attorney’s fees and expenses) and a declaratory judgment as to our right to set off our damages under the stock purchase agreement against any amounts we may owe the former owner thereunder.

On November 5, 2009, the former owner filed an answer to this complaint, generally denying our claims and asserting a number of affirmative defenses.  In his answer, the former owner also asserted counterclaims and third-party claims against us and our chief executive officer and chief financial officer for fraudulent inducement, violations of specified antifraud provisions of the federal securities laws, breach of contract, breach of fiduciary duty, unjust enrichment, civil conspiracy and breach of an implied covenant of good faith and fair dealing.  The former owner seeks against the counterclaim defendants an unspecified amount of compensatory and punitive damages, as well as attorney’s fees and costs of suit, and any other relief deemed equitable and just.  We deny any liability to the former owner, we believe that the former owner’s defenses and counterclaims are without merit and we will seek to vigorously defend ourself against these counterclaims.

Other than as set forth above, material developments have occurred in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Further, except as set forth in our 2008 Form 10-K, there has not been (i) any additional material legal proceeding to which we are a party or (ii) any material proceeding to which any of our directors, officers or affiliates, any of our owner of record or beneficially of more than 5% of any class of our common stock, or any associate of any such director, officer, affiliate or security holder, is a party adverse to us or has a material interest adverse to us.

Item 1A.   Risk Factors.

Events of default have occurred under our revolving line of credit, which may increase the likelihood that in the future our lenders may be permitted to accelerate repayment of our outstanding obligations under the line of credit and our other indebtedness and obligations.

Certain events of default have occurred under our revolving line of credit.  The occurrence of an event of default permits the lender under the revolving line of credit to accelerate repayment of all amounts due, to terminate commitments thereunder, and to require us to provide cash collateral equal to the face amount of all outstanding letters of credit.  The provisions of our Pure Earth Recycling term loan include as an event of default any failure to comply with a covenant or obligation under other obligations of the borrower of $500,000 or more.  Thus, any other default under our revolving line of credit may trigger a default under the term loan.  Once in default, these lenders may accelerate our obligations thereunder if we do not cure the default within certain time periods.  We would not have sufficient cash resources to repay these obligations should the lender accelerate these obligations.  Acceleration of the amounts outstanding under the revolving line of credit would have a material adverse impact on our liquidity, financial condition and operations.

Further defaults under this indebtedness may negatively affect our ability to declare or pay dividends or other distributions to our stockholders, including our Series B preferred stockholder.  The nonpayment of dividends to the Series B preferred stockholder would constitute an event of noncompliance under that investment agreement and related agreements if it is not remedied prior to the dividend payment date.  Any failure to pay these dividends could permit the Series B preferred stockholder to redeem its shares of Series B preferred stock and related warrants at stated repurchase prices, which would have a material adverse effect on us.

The October 2009 amendment to our revolving line of credit agreement imposes upon us new covenants and other requirements that would materially and negatively affect us if we cannot comply with them.

We entered into an amendment of our revolving line of credit agreement in October 2009 to extend the maturity date of our revolving line of credit until April 2010.  However, this amendment also imposes upon us new covenants and other requirements.  For example, as a result of these amendments, we must:

•	raise not less than $800,000 of equity or subordinated debt by November 30, 2010, and an additional $1.0 million of equity or subordinated debt by February 15, 2010, on terms acceptable to the lender;
•	not incur any expenditure of over $50,000 that is (i) not financed with borrowed funds and (ii) capitalized on our balance sheet;
•	maintain a specified minimum debt service coverage ratio;
•	by November 30, 2009, cause our accounts receivable aged more than 90 days to not exceed the greater of 13% of all accounts receivable or $1.25 million; and
•
not declare or pay any cash dividends on any class of our stock, or make any payment on account of the purchase, redemption or other retirement of any shares of such stock, or other securities or evidence of our indebtedness or make any distribution in respect thereof, either directly or indirectly.

We may not be able to comply with all of these covenants and other requirements.  Furthermore, our ability to comply with some of these provisions, such as the requirement to raise specific amounts of equity and to reduce our aged accounts receivable, is not entirely in our control and may require us to obtain specific approvals or consents from various third parties.  Any inability to comply with these provisions would result in an event of default under the revolving line of credit agreement, which would also trigger an event of default under our Pure Earth Recycling term loan.  Once in default, the lenders under these loans would have the right to accelerate the payment of those obligations.  In addition, our inability to pay dividends to the holder of the Series B preferred stock would be an event of noncompliance under various Series B preferred stock agreements, which would give the holder of the Series B preferred stock the right to require us to redeem its stock and related warrants at stated prices.  The occurrence of any of the foregoing would have a substantial negative effect upon our business, financial condition and results of operations, as well as upon the value or market price of our common stock and other securities.

To service our indebtedness, we may require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments, if required, to service our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We believe our cash flows from operating activities, the liquidity provided by our existing indebtedness, and expected proceeds to be derived from additional equity or debt financing will be sufficient to fund our operations and commitments until at least April 2009. We cannot assure you, however, that our business will continue to generate sufficient cash flows from operations or that future or expected sources of funds will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. To do so, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, or seek additional equity financing. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

•         account aging limits;

•         maintenance of a specific leverage and debt service coverage ratios;

•         maintenance of a specified minimum ratio of debt to EBITDA; and

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

•         required under the terms of those securities to do so; and

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have listed below sales and issuances of our unregistered securities made during the third quarter of 2009 that were not otherwise reported in a Form 10-Q or Form 8-K.

•
On September 29, 2009, we issued a total of 18,750 shares of common stock to two consultants, each of whom we reasonably believed to be an accredited investor at the time of issuance, for marketing services rendered to us.  We valued these services at the time of issuance to be $9,375.

We believe that the offers and sales indicated above were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, for, among other things, the following reasons:

•	the subject securities were sold to a limited group of persons;
•	we reasonably believed that each investor was purchasing our securities for investment without a view to resale or further distribution, except in compliance with the Securities Act;
•	each investor was reasonably believed to possess one or more of the following characteristics:
o	the investor was a sophisticated investor at the time of the sale;
o	the investor had a pre-existing business or personal relationship with us, our management or a placement agent engaged by us; or
o	the investor received all material information about us and our business, or was given reasonable access to such information a reasonable period of time prior to any sale of our securities;
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

Working Capital Restrictions and Limitations on Our Payment of Dividends

From November 1, 2009 until April 23, 2010, the October 2009 amendment to our revolving line of credit agreement prohibits us from incurring or contracting to incur any capital expenditures for the purchase or construction of assets, or for improvements or additions to such assets, in an amount over $50,000, if such capital expenditures are not financed with borrowed money.

We have not paid dividends on our common stock in the past and do not anticipate paying dividends on our common stock in the foreseeable future. We anticipate that we will retain future earnings, if any, to fund the development and growth of our business.  While they are outstanding, the terms of our Series B preferred stock do not permit us to pay any cash dividends on our common stock.  Furthermore, as a result of our October 23, 2090 amendment to our revolving line of credit, the lender is currently prohibiting us from making dividend payments on any of our shares of capital stock, including on our outstanding shares of Series B preferred stock, until April 23, 2010, the maturity date of the revolving line of credit agreement.  We are currently discussing this matter with the holder of our Series B preferred stock.  See “Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Line of Credit.”  In the future, we may be a party to other agreements that limit or restrict our ability to pay dividends.

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

Exhibit No.	Description
2.10*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)
3.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (2) (3)
3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (2) (3)
4.1	Letter dated August 18, 2009, from Pure Earth, Inc. to Fidus Mezzanine Capital, L.P.
10.1	Sixth Amendment to Credit and Security Agreement, dated August 18, 2009, by and among Pure Earth, Inc., each of its subsidiaries and Wells Fargo Bank, National Association.
10.2	Seventh Amendment to Credit and Security Agreement, dated October 23, 2009, by and among Pure Earth, Inc., each of its subsidiaries and Wells Fargo Bank, National Association.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

PURE EARTH, INC.

Date: November 16, 2009	By:	/s/ Mark Alsentzer
Mark Alsentzer
President and Chief Executive Officer

Date: November 16, 2009	By:	/s/ Brent Kopenhaver
Brent Kopenhaver
Chairman, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.10*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)
3.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (2) (3)
3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (2) (3)
4.1	Letter dated August 18, 2009, from Pure Earth, Inc. to Fidus Mezzanine Capital, L.P.
10.1	Sixth Amendment to Credit and Security Agreement, dated August 18, 2009, by and among Pure Earth, Inc., each of its subsidiaries and Wells Fargo Bank, National Association.
10.2	Seventh Amendment to Credit and Security Agreement, dated October 23, 2009, by and among Pure Earth, Inc., each of its subsidiaries and Wells Fargo Bank, National Association.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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