Form 10-Q/A
period 2009-09-30
Pure Earth, Inc.
filed 2009-11-17
CIK 1436351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Pure Earth, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009 (“Amendment No. 1”) to (i) correct certain information in Exhibits 32.1 and 32.2 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Securities and Exchange Commission on November 16, 2009 (the “Original Form 10-Q”); and (ii) make conforming changes to reflect the filing of this Amendment No. 1.  Paragraph 1 of Exhibits 31.1 and 31.2 and the introductory paragraph of Exhibits 32.1 and 32.2 have been amended to refer to this Amendment No. 1 instead of the Original Form 10-Q.  Additionally, the introductory paragraph of Exhibits 32.1 and 32.2 has been amended to reflect the quarterly report’s period end date of September 30, 2009.  Finally, each of Exhibits 31.1, 31.2, 32.1 and 32.2 has been dated as of the date of filing of this Amendment No. 1.

Other than as set forth above, no items of the Original Form 10-Q are being revised by this filing. information in the Original Form 10-Q is generally stated as of September 30, 2009, and this filing does not reflect any subsequent information or events other than those described above.

PURE EARTH, INC.

QUARTERLY REPORT ON FORM 10-Q/A
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

•
other factors described in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K (File No. 0-53287) for the fiscal year ended December 31, 2008, as filed with the SEC on March 31, 2009, in this Quarterly Report on Form 10-Q/A, or in our other filings made with the SEC.

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

•
any of the other risks and uncertainties described in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Commission on March 31, 2009, and in this Quarterly Report on Form 10-Q/A and our other filings with the SEC.

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

We entered into an amendment of our revolving line of credit agreement in October 2009 to extend the maturity date of our revolving line of credit until April 2010.  However, this amendment also imposes upon us new covenants and other requirements.  For example, as a result of these amendments, we must:

•	raise not less than $800,000 of equity or subordinated debt by November 30, 2009, and an additional $1.0 million of equity or subordinated debt by February 15, 2010, on terms acceptable to the lender;
•	not incur any expenditure of over $50,000 that is (i) not financed with borrowed funds and (ii) capitalized on our balance sheet;
•	maintain a specified minimum debt service coverage ratio;
•	by November 30, 2009, cause our accounts receivable aged more than 90 days to not exceed the greater of 13% of all accounts receivable or $1.25 million; and
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

Exhibit No.	Description
2.10*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)
3.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (2) (3)
3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (2) (3)
4.1	Letter dated August 18, 2009, from Pure Earth, Inc. to Fidus Mezzanine Capital, L.P. (4)
10.1	Sixth Amendment to Credit and Security Agreement, dated August 18, 2009, by and among Pure Earth, Inc., each of its subsidiaries and Wells Fargo Bank, National Association. (4)
10.2	Seventh Amendment to Credit and Security Agreement, dated October 23, 2009, by and among Pure Earth, Inc., each of its subsidiaries and Wells Fargo Bank, National Association. (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
The schedules to this agreement have been omitted in accordance with the rules of the SEC.  A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

(1)	Previously filed as an exhibit to our registration statement on Form 10 (File No. 0-53287), as filed with the SEC on June 20, 2008.

(2)	Included is the revised version of this exhibit, redlined to show the new amendments. The redlined version is being provided pursuant to SEC staff Compliance & Disclosure Interpretation 246.01.

(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

(4)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-53287), as filed with the SEC on November 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE EARTH, INC.

Date: November 17, 2009	By:	/s/ Mark Alsentzer
Mark Alsentzer
President and Chief Executive Officer

Date: November 17, 2009	By:	/s/ Brent Kopenhaver
Brent Kopenhaver
Chairman, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.10*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)
3.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (2) (3)
3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (2) (3)
4.1	Letter dated August 18, 2009, from Pure Earth, Inc. to Fidus Mezzanine Capital, L.P. (4)
10.1	Sixth Amendment to Credit and Security Agreement, dated August 18, 2009, by and among Pure Earth, Inc., each of its subsidiaries and Wells Fargo Bank, National Association. (4)
10.2	Seventh Amendment to Credit and Security Agreement, dated October 23, 2009, by and among Pure Earth, Inc., each of its subsidiaries and Wells Fargo Bank, National Association. (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
The schedules to this agreement have been omitted in accordance with the rules of the SEC.  A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

(1)	Previously filed as an exhibit to our registration statement on Form 10 (File No. 0-53287), as filed with the SEC on June 20, 2008.

(2)	Included is the revised version of this exhibit, redlined to show the new amendments. The redlined version is being provided pursuant to SEC staff Compliance & Disclosure Interpretation 246.01.

(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

(4)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-53287), as filed with the SEC on November 16, 2009.