Form 10-K
period 2009-12-31
Pure Earth, Inc.
filed 2010-04-15
CIK 1436351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,207,703, based on the closing sale price of a share of such common stock as reported on the OTC Bulletin Board.  Solely for the purpose of calculating this aggregate market value (and for no other purpose), the registrant has defined its affiliates to include (i) those persons who were, as of June 30, 2009, its executive officers, directors and beneficial owners of more than 10% of its common stock, and (ii) such other persons who were, as of June 30, 2009, controlled by, or under common control with, the persons described in clause (i) above.

The number of shares outstanding of the registrant’s common stock as of April 10, 2010, was 17,587,899.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-K.

PURE EARTH, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

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

PART I

Item 1.  Business.

Forward-Looking Statements

Except for the historical information presented herein, the matters discussed in this Annual Report on Form 10-K and the information incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or future financial performance. These statements can be identified by the use of forward-looking terminology such as “believes,” “plans,” “will,” “intends,” “seek,” “scheduled,” “future,” “projects,” “potential,” “continue,” “estimates,” “hopes,” “goal,” “objective,” “expects,” “may,” “should,” “could” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Company Overview

We are a diversified environmental company that specializes in delivering innovative, unique and sustainable solutions to alternate energy and recovery services in the United States.  Our corporate objective is the management of complex projects to maximize the beneficial energy, land resource reuse and recycling potential of various materials throughout the United States. .We are a provider of integrated environmental transportation, disposal, recycling, consulting, engineering and related services, enabling the beneficial reuse of soils and industrial waste streams into approved disposal facilities or Brownfield sites. We operate in the following four reportable business segments, which serve as strategic business units through which our environmental products and services are generally organized:

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

•	Environmental Services – We provide a wide range of environmental consulting and related specialty services, including:

o	environmental investigation and engineering services to commercial and residential customers; and

o	locating and acquiring Brownfield sites for subsequent development, restoration and potential resale with capping material from our existing facilities or directly from our customer base.

•
Materials – We produce and sell recycled construction materials for a variety of construction and other applications, including crushed stone and recycled aggregate.  Our construction materials are produced to meet all prevailing specifications for their use.

Prior to December 2009, we also maintained a Concrete Fibers operating segment.  The Concrete Fibers business was acquired on April 1, 2008 and served to recycle used carpet fibers into environmentally sustainable, or “green,” fiber material used to reinforce concrete.  In this segment, we also repackaged and distributed various other fibers as additives to concrete products.  In December 2009, we decided to seek a buyer for this business segment.  For this reason, the operating results and assets and liabilities previously presented within this segment have been reclassified as discontinued operations in our audited financial statements as of and for the years ended December 31, 2009 and 2008.  We sold substantially all of the assets of our Concrete Fibers operating segment on March 31, 2010.  See “Acquisitions Related to Discontinued Operations.”

Organizational Summary

Pure Earth, Inc., a Delaware corporation, is a holding company headquartered in Trevose, Pennsylvania that conducts substantially all of its business through its wholly-owned operating subsidiaries and a 50%-owned joint venture. The following table summarizes the operations conducted through our wholly-owned subsidiaries and 50%-owned joint venture.

Subsidiary/Joint Venture	Immediate Parent Entity	Business Segment	Headquarters	Primary Operations	Primary Target Markets
Pure Earth Transportation & Disposal, Inc. (“PE Disposal”)	Pure Earth Materials, Inc.	Transportation and Disposal	Lyndhurst, New Jersey	Transportation and disposal of contaminated and clean soils	New York City metropolitan area and northern New Jersey

Juda Construction, Ltd. (“Juda”)	Pure Earth Materials, Inc.	Transportation and Disposal	Lyndhurst, New Jersey	Owner and sublessor of trucks.	New York City metropolitan area and northern New Jersey

PEI Disposal Group, Inc. (“PEI Disposal Group”)	Pure Earth, Inc.	Transportation and Disposal	Long Island, New York	Transportation and disposal of contaminated and clean soils	New York City metropolitan area and Long Island

Pure Earth Treatment (NJ), Inc., formerly Casie Ecology Oil Salvage, Inc. (“Casie”)[1]	Pure Earth, Inc.	Treatment and Recycling	Vineland, New Jersey	Processing and recycling of oils, solvents, refinery wastes, contaminated soils and filter cakes in solid and liquid form	Northeastern United States

Pure Earth Recycling (NJ), Inc., formerly MidAtlantic Recycling Technologies, Inc. (“MART”) [1]	Pure Earth, Inc.	Treatment and Recycling	Vineland, New Jersey	Processing and recycling of oils, solvents, refinery wastes, contaminated soils and filter cakes in solid and liquid form	Northeastern United States

Subsidiary/Joint Venture	Immediate Parent Entity	Business Segment	Headquarters	Primary Operations	Primary Target Markets
Rezultz, Incorporated (“Rezultz”)	Pure Earth, Inc.	Treatment and Recycling	Vineland and Millville, New Jersey
Owns 32 acres of real property on which Pure Earth Treatment (NJ), Inc., Pure Earth Recycling (NJ), Inc. and New Nycon operations are conducted, as well as recycling equipment to process and recycle waste products
Northeastern United States

Advanced Catalyst Recycling, LLC (50%-owned joint venture) (“ACR”)	Pure Earth Treatment (NJ), Inc.	Treatment and Recycling	Hudson, New York	Identify, develop and market recycling solutions for generators of spent metal catalysts	United States

Pure Earth Energy Resources, Inc. (“PE Energy”)	Pure Earth, Inc.	Treatment and Recycling	Trevose, Pennsylvania	Start up business to explore recycling of alternative wastes into fuels	Northeastern United States

Pure Earth Environmental, Inc. (“PE Environmental”)[2]	Pure Earth, Inc.	Environmental Services	Waterbury, Connecticut	Environmental engineering and consulting services for commercial and residential customers	Connecticut and New York

Subsidiary/Joint Venture	Immediate Parent Entity	Business Segment	Headquarters	Primary Operations	Primary Target Markets
Bio Methods LLC (“Bio Methods”)	Pure Earth, Inc.	Environmental Services	Waterbury, Connecticut	Disposal of regulated medical waste from doctors’ offices, hospitals and nursing homes	Connecticut

Geo Methods LLC (“Geo Methods”) [2]	Pure Earth, Inc.	Environmental Services	Waterbury, Connecticut	Environmental well drilling for commercial customers	Connecticut

Echo Lake Brownfield, LLC (“Echo Lake”)	PE Environmental	Environmental Services	Waterbury, Connecticut	Owns Brownfield site	Central Connecticut

HFH Acquisition Corp. (“HFH Acquisition”) [2]	Pure Earth, Inc.	Environmental Services	Trevose, Pennsylvania	Formed for the purpose of purchasing an interest in a Brownfield site	New Jersey and New York

Pure Earth Materials, Inc. (“PE Materials”)	Pure Earth, Inc.	Materials	Lyndhurst, New Jersey	Rock crushing and material recycling operation	New York City metropolitan area and northern New Jersey

Pure Earth Materials (NJ) Inc. (“PE Materials (NJ)”)	Pure Earth, Inc.	Materials	Trevose, Pennsylvania	Holding company for material recycling operation	None

New Nycon, Inc. (“New Nycon”)	Pure Earth, Inc.	As of March 31, 2010, discontinued operations (formerly the Concrete Fibers segment)	Westerly, Rhode Island	Formerly a distributor of fiber products and related accessories to the concrete industry	None presently

1 Effective January 1, 2010, Pure Earth Treatment (NJ), Inc. was merged into Pure Earth Recycling, (NJ), Inc. and the newly combined entity will conduct its operations under the name Pure Earth Recycling (NJ), Inc. from January 1, 2010 going forward.

2Effective January 1, 2010, Geo Methods LLC was merged into Pure Earth Environmental Inc.  The combined entity was then merged into HFH Acquisition Corp., and was renamed Pure Earth Environmental, Inc.

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

On November 19, 2007, we formed a new wholly owned subsidiary, PEI Disposal Group, Inc., whose business includes the purchase, sale, treatment, processing, transport and disposal of contaminated and clean soils. On November 20, 2007, PEI Disposal Group acquired certain intangible assets in the form of a five-year sales representative agreement and a covenant not to compete from Soil Disposal Group, Inc., a company operating in the soil disposal and transportation business primarily in the New York City metropolitan area and on Long Island. In connection with this asset acquisition, we entered into a five-year sales representative agreement and a five-year non-competition agreement with Soil Disposal and four of its sales representatives. Under these agreements, Soil Disposal and these sales representatives will market and promote our soil disposal and transportation services.. As consideration for this acquisition, we issued to Soil Disposal a non-interest bearing promissory note in the principal amount of $640,000 and 100,000 shares of our common stock valued at $3.00 per share. Soil Disposal is also entitled to receive a maximum of 300,000 additional shares of our common stock contingent upon the PEI Disposal Group’s net sales meeting specified thresholds during the three years after the closing date.

Acquisitions Related to Treatment and Recycling Segment

Acquisition of PE Recycling

On March 30, 2007, we purchased all of the outstanding shares of common stock from the shareholders of the following three entities located in Vineland, New Jersey: Pure Earth Recycling (NJ), Inc., Pure Earth Treatment (NJ), Inc. (which has since been merged into Pure Earth Recycling (NJ), Inc., and Rezultz, Incorporated, collectively referred to as “PE Recycling”.  Under the terms of the stock purchase agreement, as amended, as consideration for the acquisition of the shares of the PE Recycling companies, we issued to the PE Recycling selling stockholders an aggregate of 338,494 shares of our common stock, net of certain post-closing adjustments settled through November 2007. These shares of common stock were valued at $3.00 per share. Until March 30, 2010, the PE Recycling selling stockholders could sell no more than 10,000 of these shares during any calendar month in open-market transactions.

Under the amended stock purchase agreement, if PE Recycling and the former owners obtained certain additional environmental permits and installed certain equipment, then within 90 days thereafter we would be obligated to issue to certain of the PE Recycling selling stockholders an aggregate of 400,000 additional shares of our common stock. The recipients of these additional shares would not be permitted to sell, assign or otherwise transfer the additional shares for a period of one year from the date of issuance. In addition, under the stock purchase agreement, certain of the PE Recycling former owners may be entitled to receive up to in the aggregate 435,044 additional shares of our common stock, based upon an evaluation of specified closing date accrued liabilities and the potential settlement of an insurance claim. As of December 31, 2009, 102,288 additional shares of our common stock were deemed to have been earned under the terms of the stock purchase agreement, however, we have not issued any shares of additional stock relating to these contingencies as a result of ongoing post-closing claim litigation and negotiations.

At closing, we paid to Gregory Call , the former President of each of the PE Recycling entities, the sum of $1.0 million in cash, in partial satisfaction of an existing $4.2 million loan previously made by Mr. Call to PE Recycling. After closing, the amount payable to Mr. Call under this stockholder loan was reduced by approximately $973,000 in consideration of post-closing adjustments under the stock purchase agreement and the acquisition by Mr. Call from PE Recycling of certain PE Recycling loans receivable. Furthermore, as of November 15, 2007, Mr. Call converted approximately $1.2 million of the amount payable to Mr. Call under this stockholder loan into 373,615 shares of our common stock. The remaining $1.0 million outstanding under these obligations was evidenced by a subordinated promissory note dated as of November 15, 2007 payable and guaranteed by PE Recycling. This subordinated promissory note bears interest at a rate of 6.77% per year. An initial payment of $333,333 was due on December 31, 2009, with the remaining principal and accrued but unpaid interest due on December 31, 2010.  As of December 31, 2009, the $1.0 million note payable, plus accrued interest, remains outstanding.

On June 17, 2009, we issued a notice of setoff to Mr. Call notifying him of the our intent to set-off post-closing claims in the amount of approximately $1.1million against this note payable and shares of Pure Earth common stock that may otherwise be due to the former owner as permitted under the stock purchase agreement.  In September 2009, we filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the former owner, alleging in excess of $4.0 million in damages resulting from Mr. Call’s alleged breach of contract, and seeking from the Court a declaratory judgment as to our right of setoff as to these post-closing claims. See “Part I, Item 3 – Legal Proceedings – Litigation – PE Recycling Litigation.”

Formation of Catalyst Recycling Joint Venture

On April 30, 2007, PE Recycling entered into an agreement to form Advanced Catalyst Recycling, LLC, or ACR. ACR is a joint venture between a third party, Advanced Recycling Technology, Inc., or ARTI, and Pure Earth Treatment (NJ), Inc.. Each of Pure Earth Treatment (NJ), Inc. and ARTI contributed $1,000 in start-up capital to this joint venture. Each of Pure Earth Treatment (NJ), Inc. and ARTI owns a 50% voting and profit interest in ACR and possesses equal decision making power. We have entered into this joint venture with ARTI to identify and enter into recycling opportunities in the market for spent metal catalysts and to develop and market recycling solutions to the generators of those catalysts.  As a result of the economic downturn and generally unfavorable pricing in the marketplace for precious metals, our operations through ACR were minimal during the twelve months ended December 31, 2009, with the exception of processing and disposing of certain waste materials from existing inventory.

Formation of PE Energy

On March 20, 2008, we formed PE Energy as a start-up business to explore recycling of alternative wastes into fuels and other alternative energy initiatives.  Since that date, PE Energy has been in the process of seeking to identify opportunities and sites to begin the treatment and recycling of alternative wastes.  In September of 2008, we began brokering the disposal of certain industrial waste materials through the addition of a small sales force.  The revenues derived from these operations have experienced steady growth in 2009, and have provided additional capital to help fund PE Energy during its start-up phase.

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

We acquired PE Environmental in exchange for 280,000 shares of our common stock, valued at $2.00 per share.  In connection with the acquisition of PE Environmental, on November 30, 2006, we also acquired all of the outstanding membership units of three Delaware limited liability companies: Environmental Venture Partners, LLC, or EVP, Geo Methods, LLC (which has since been merged into PE Environmental]) and Bio Methods, for a combined purchase price of $250,000 in cash. Bio Methods is engaged in the disposal of regulated medical waste from doctors’ offices, hospitals, and nursing homes in Connecticut.  Geo Methods, LLC was initially engaged in environmental well drilling for commercial customers that were primarily located in Connecticut and New York.   EVP did not conduct any business since we acquired it and was subsequently dissolved on January 5, 2007.

On September 14, 2007, PE Environmental formed a wholly owned subsidiary, Echo Lake Brownfield, LLC. Echo Lake was formed for the purpose of owning and developing a Brownfield site in the state of Connecticut. On January 3, 2008, we completed the acquisition of this Brownfield site, located in central Connecticut, for a purchase price of $50,000, and assumed estimated environmental cleanup costs of approximately $233,000. We also spent approximately $57,000 on site evaluation costs prior to purchasing the Brownfield site. Since the date of acquisition in January of 2008, we have spent approximately $0.3 million in additional legal, permitting and engineering costs to prepare the site to accept incoming materials.

Acquisitions Related to Materials Segment

Our Materials segment was initially formed with the acquisition of South Jersey Development, Inc., which operates our Lyndhurst, New Jersey rock crushing facility and prior to October 2008, also operated a rock crushing facility in North Bergen, New Jersey. In October 2008, we terminated our lease agreement for the North Bergen facility and subsequently shifted the rock crushing operations previously conducted there to the facility in Lyndhurst, New Jersey.

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

Acquisition Related to Discontinued Operations

Effective April 1, 2008, New Nycon, Inc., our wholly owned subsidiary, completed the purchase of specified assets from Nycon, Inc., a concrete reinforcing fiber company headquartered in Westerly, Rhode Island. New Nycon had a sales and distribution network that included 35 domestic and 20 international sales representatives with distribution centers located in California, Florida and Connecticut.  Under the acquisition agreement, we acquired Nycon’s accounts receivable, equipment and all intangible assets and intellectual property. Prior to this acquisition, Nycon was engaged in the business of processing, packaging and selling reinforcing fibers used as a component of concrete materials. The purchase price for this acquisition included the assumption of obligations of the seller under $225,000 in bank notes payable, and our agreement to pay to Nycon 20% of the free cash flow derived from the operation of the Nycon assets in each of the next four years, up to a maximum cumulative amount of $900,000, not including $75,000 of debt that the former owner has agreed to repay out of such cash flow.  In December 2008, the former owner of Nycon agreed to cancel $150,000 of our repayment obligations under the bank notes in exchange for the ability to earn an additional $120,000 of compensation in the form of contingent earn-out payments.  We were also required to contribute a minimum of $300,000 to New Nycon on an as-needed basis for working capital purposes.  As of December 31, 2009, we made net advances of approximately $0.7 million to Nycon, and an additional $0.1 million of net advances in the first quarter of 2010.

As a result of the additional capital contributions and performance of Nycon, we amended the asset purchase agreement in June of 2009, reducing the former owner’s earn-out from 20% to 10% and the maximum earn-out amount from $1,020,000 to $600,000.  In December of 2009, we eliminated the earn-out and converted the $75,000 note payable to the former owner into shares of our Series C Convertible Preferred Stock valued at $37,500.

In connection with the original acquisition of Nycon, we entered into an exclusive licensing agreement with the holder of a patent covering the process for making and using reinforcing fiber from post-consumer carpet waste as a substitute for new fibers. During the term of the license agreement, we agreed to pay the licensor an annual royalty fee equal to 30% of New Nycon’s earnings before taxes, depreciation and amortization, and we also paid the patent holder 15,000 shares of our common stock, which shares were placed in escrow pending the satisfaction by New Nycon of certain financial objectives.  The license agreement was to terminate upon the expiration of the last of the licensor’s patent rights covered by the agreement.

In December 2009, we decided to discontinue the operations of New Nycon and began to actively seek to sell the company or dispose of its assets and liabilities.  The decision to discontinue the operations of New Nycon was precipitated by continuing working capital requirements at New Nycon, which limited our liquidity and capital resources available for the operations of our core business units.  On March 31, 2010, we completed the sale of substantially all of the assets and liabilities of New Nycon and received at closing approximately $0.2 million in cash, and the right to receive an additional $50,000 in cash 90 days after the closing, subject to reduction for any accounts receivable purchased by the buyer and which receivables are ultimately not collected during such 90-day period.  We have agreed to indemnify and hold the buyer harmless for certain liabilities, subject to a cap of $300,000 and a $10,000 deductible.  We and New Nycon also entered into non-competition and non-solicitation agreements with the buyer respect to this business.  In connection with the asset sale, we and the licensor terminated the license agreement for no additional consideration.  As a result of doing so, we also have deemed the 15,000 shares in escrow forfeited because the financial objectives were not satisfied prior to the termination of the license agreement.

Our Business Strategy

Our overall business strategy consists of the following key elements:

•
Continue to Focus on Our Core Transportation and Disposal Business. We intend to expand and grow this segment, which involves the management, transportation and disposal of excavated clean and contaminated soils from urban construction projects throughout the mid-Atlantic and New England regions. Since beginning our operations in this marketplace in 2006, we have expanded our sales force and sought to broaden and diversify customer base in an attempt to penetrate further the transportation and disposal market. We seek to market our transportation and disposal services to Fortune 500 companies, which we believe will present a significant source of large customer accounts.

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

•
Strive to Be a Leading Provider of Treatment and Recycling Services. Waste disposal and recycling can be a costly problem for owners and developers of various real estate projects and properties. Our Treatment and Recycling segment maintains a permitted facility to process hazardous and non-hazardous waste for beneficial reuse, which costs the customer on average 50% less than incineration. We also intend to leverage our geographic breadth and services portfolio to offer our customers a single source for treatment and recycling services, thereby simultaneously expanding the options available to our customers and reducing the cost of providing those services. We plan to expand our permits to accept higher levels of contaminated wastes as well as increased volumes of waste.

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

•
Expand Geographic Reach and Capacity of Environmental Recycling Facilities. We will generate additional revenues through the growth and expansion of our existing PE Recycling soil treatment and processing facilities. We intend to seek opportunities to grow our existing refinery waste treatment and processing business through increased capacity and by providing the ability to treat or recycle additional waste streams.

•
Leverage Brownfield Sites to Drive Environmental Services Revenue. We intend to increase, over the long-term, the number of Brownfield sites that we own, control, operate or develop. We believe that, by obtaining access to new disposal sites closer to the markets for our transportation and disposal business, these properties will provide us with potential sources of revenue and lower operating costs, as well as promote additional opportunities for our environmental consulting and engineering services.

Our Integrated Environmental Services

We provide a wide array of integrated environmental services in our four reportable business segments: Transportation and Disposal, Treatment and Recycling, Environmental Services and Materials.  Additional financial information regarding our reportable segments appears in Note 20 to our consolidated financial statements as of and for the years ended December 31, 2009 and 2008.

Transportation and Disposal Segment

Disposal of Urban Construction Site Materials

Our core business is the management of excavated clean and contaminated soils, liquids and other materials at urban construction projects in New York, New Jersey and Pennsylvania for beneficial reuse. We provide transportation services through subcontractors which we use to transport materials to various disposal facilities throughout these areas. Our disposal network handles the following types of facilities:

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

PE Recycling owns and operates a parallel-flow thermal desorption unit, or TDU. Thermal desorption is a process that uses heat to physically separate contaminants from the soil.  This process is different from incineration, which uses extreme heat to destroy the contaminants in the soil.  Thermal desorption systems work well at, among other things, separating organic components from refining wastes.  These systems can separate solvents, pesticides, polychlorinated biphenyls, or PCBs, dioxins and fuel oils from contaminated soil.  Thermal desorption generally does not work on most metals, which require higher temperatures to vaporize the metallic particles.  Nevertheless, thermal desorption is the treatment method of choice at many Superfund sites.

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

Refinery Services

We believe the refinery industry is responding to increased demand for gasoline and other fuels by investing capital obtained through higher fuel prices into refinery expansion. Regulatory restrictions impact the handling and disposal of these hazardous wastes. For example, U.S. environmental regulations require incineration as the only method of disposal of these materials.  Historically, an alternative was to transport these wastes to Canada to be placed in a landfill.  The Province of Ontario has enacted the Land Disposal Restriction Program, or LDR, which, effective January 1, 2010, requires that these waste materials be treated prior to being disposed of into a landfill.  We believe PE Recycling is currently one of three facilities in the United States, and the only facility in the Northeast, with the proper permits to process this hazardous waste into non-hazardous reusable material. We process this material through a centrifuge system to reclaim the oil, discharge the water, and treat the solids. As a result of this process, we can cause this material to be reclassified from a hazardous to a non-hazardous status. Recycled oil from tank bottoms and other sources is sold to local industrial furnaces as fuel blend stock or to cement kilns for use as fuel.

In March 2008, we formed PE Energy for the purpose of exploring the recycling of wastes into alternative fuels on a “green” basis.  We have identified a process of recycling of waste that had originally been destined for landfills to be treated and transformed into a reusable, alternative fuel that can be sold back to various industries. A specific and targeted application can be used with cement kilns. This process has been successfully developed and utilized in Europe and we believe it can successfully bring this process to the US markets. We currently have one facility under agreement to begin installation of this process in 2010.  Our business strategy to recycle high BTU waste streams into alternative fuels is driven by our efforts to provide lower cost recycling outlets and “green” recycling alternatives to customers seeking price differentiation or demanding 100% recycling of their waste products, as well as by the significantly higher cost of fossil fuels.

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

Discontinued Operations – Concrete Fibers

Effective April 1, 2008, New Nycon, our wholly owned subsidiary, acquired certain of the assets of Nycon, Inc.  As part of our acquisition of Nycon, we entered into an exclusive, worldwide license agreement with the holder of certain patented technology for making and using a produce line of concrete fibers.  Upon entering into this license agreement, we paid the licensor a fee of 15,000 shares of our common stock, which were placed in escrow pending the satisfaction by New Nycon of certain financial objectives. We agreed to pay the licensor a consulting fee of $7,740 per month for the first 12 months of the license agreement, and an annual royalty fee of 30% of the earnings before taxes, depreciation and amortization generated by New Nycon’s fiber and fiber-related products, equipment, technology and services.

In December 2009, we decided to discontinue the operations of New Nycon and began to actively seek to sell the company or dispose of its assets and liabilities.  See “— Development of Our Business and Significant Acquisitions — Acquisition Related to Discontinued Operations.”  On March 31, 2010, we completed the sale of substantially all of the assets and liabilities of New Nycon.  In connection with the asset sale, we and the licensor terminated the license agreement for no additional consideration.  As a result of doing so, we also have deemed the 15,000 shares in escrow forfeited because the financial objectives were not satisfied prior to the termination of the license agreement.

Impact of 2009 Stimulus Plan

In February of 2009, President Barack Obama and Congress approved a $787 billion economic stimulus package that included among its list of priorities additional funding of $120 billion for infrastructure and science and $37.5 billion for energy.  We believe that the earmarking of funding for infrastructure projects and renewable energy plans could have a positive impact on our future operating results.  The most immediate effects of the stimulus plan have been and are expected to continue to be in our Transportation and Disposal segment, which benefits from the portion of the funding allocated to construction and development projects in the northeastern United States.  We currently have a backlog of approximately $4.0 million relating to infrastructure and public works jobs in the northeastern United States, as well as additional infrastructure and public work on which we are currently bidding.

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

Customer Concentration

Our four largest customers comprised approximately 20% of our consolidated revenues for the year ended December 31, 2009 and three customers comprised 19% of our consolidated revenues for the year ended December 31, 2008.

With respect to our four current operating segments, our customer concentration was as follows:

•
Transportation and Disposal. Three customers accounted for approximately 22% of this segment’s revenues for the year ended December 31, 2009 and three customers accounted for 36% of its revenues for the year ended December 31, 2008.

•
Treatment and Recycling. Three customers accounted for approximately 34% of revenues in this segment for the year ended December 31, 2009. Five customers accounted for approximately 15% of revenues in this segment for the year ended December 31, 2008.

•
Environmental Services. One customer accounted for approximately 13% of revenues in this segment for the year ended December 31, 2009. Two customers accounted for approximately 49% of revenues in this segment for the year ended December 31, 2008.

•
Materials. Five customers accounted for approximately 31% of revenues in this segment for the year ended December 31, 2009. Two customers accounted for approximately 49% of such revenues for the year ended December 31, 2008.

With respect to our former Concrete Fibers segment that is now classified as discontinued operations, one customer accounted for 11% of revenues in this segment for the year ended December 31, 2009.  Three customers accounted for 17% of revenues in this segment for the period from April 1, 2008, the date that this segment’s operations began, through December 31, 2008.

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

Treatment and Recycling Segment

We believe our Treatment and Recycling segment offers competitive pricing due to the competitive cost structure of our recycling facilities, our ability to match waste streams to the appropriate technology, and our ability to transform contaminated wastes into reclaimed material for beneficial use. In addition, our throughput capacity and source of cost-advantaged fill materials from our Treatment and Recycling segment have allowed us to be in a position to capture the larger recycling jobs in the Northeast region. Our current Treatment and Recycling operations compete with those of, among others, Clean Earth, Inc., Clean Harbors, Inc., EMSI Services, Inc., Pure Soil Technologies, Inc. and Soil Safe, Inc. We anticipate that our proposed operations to convert high-energy BTU waste into alternative fuels will compete with the similar operations of Synagro Technologies, Inc., New England Fertilizer Company, EnerTech Environmental, Inc., Veolia Environnement and N-Viro International Corporation.

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

Materials Segment

Our Materials segment faces competition from construction and contracting companies that also operate in the market for recycling construction material. The pricing of our crushed rock products is dependent upon the supply and demand of the construction industry in the New York metropolitan area for our products. Our ability to compete in this segment is also dependent on our ability to obtain unprocessed rock material from construction projects and excavation sites. We believe that our Materials segment is well positioned to compete in this area given the synergies created between this segment and our Transportation and Disposal segment, which allow us to obtain and sell materials through the same customer contacts. Our Materials segment competes with Haines & Kibblehouse, Inc., Armored, Inc., Tilcon Connecticut Inc. and Tilcon New York Inc.

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

Because the major component of our business is the collection, disposal and beneficial reuse of residual waste, we expect that a significant amount of our capital expenditures will be related, either directly or indirectly, to environmental protection measures, including compliance with federal, state and local laws. For the years ended December 31, 2009 and 2008, we spent approximately $0.5 million and $0.4 million, respectively, on costs associated with complying with federal, state and local environmental regulations.

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

Under the authority of the Clean Water Act, the EPA has also adopted the Oil Pollution Prevention regulations that set forth requirements for prevention of, preparedness for, and response to oil discharges at specific non-transportation-related facilities. To prevent oil from reaching navigable waters and adjoining shorelines, and to contain discharges of oil, the regulation requires these facilities to develop and implement spill prevention, control and countermeasure plans and establishes procedures, methods and equipment requirements. In 1990, the Clean Water Act was amended to require some oil storage facilities to prepare facility response plans that direct facility owners or operators to prepare and submit plans for responding to a worst-case discharge of oil. While our PE Recycling operations have had an oil spill plan in place for approximately 18 years with the New Jersey Department of Environmental Protection, or NJ DEP, we have recently been charged by the EPA with not having an EPA-approved facility response plan in place. We are currently working with the EPA to address this matter to the satisfaction of both parties.  See “Item 3. Legal Proceedings — Environmental Matters.”

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

Voluntary Cleanup Programs

Where advantageous, we will seek to participate in voluntary cleanup programs in states that offer them. By allowing focused investigations and alternative cleanup standards, some of these programs may enable us to rehabilitate Brownfield sites in a more flexible and cost-effective manner than might otherwise be the case.  Satisfying the requirements of such programs may not, however, insulate us from all liability for pre-existing contamination at these sites.

Licenses and Permits

In connection with our acquisition, development or expansion of a facility, we must spend considerable time, effort and money to obtain or maintain required permits and approvals. There cannot be any assurances that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification, suspension or revocation by the issuing agency. Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

We hold a number of permits, licenses and approvals, which allow us to operate in certain states or jurisdictions and to perform certain activities that require governmental approval. These permits and licenses are primarily held by PE Recycling and consist of the following types of licenses, among others:

•	hazardous waste storage and transfer permits;

•	recycling center approvals;

•	pollution control and discharge permits and approvals; and

•	environmental laboratory permits.

We believe that we have acquired the necessary permits required by governmental authorities in order to conduct our current business operations. These permits were appraised and valued at $2.2 million on March 30, 2007 in connection with the acquisition of PE Recycling. Once issued, our licenses have maximum fixed terms of a given number of years, which differ from state to state, ranging generally from three to ten years, and are generally renewable for an additional term or terms. The issuing state agency may review, modify or revoke a license at any time during its term. We anticipate that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility’s operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that we will be able to comply with such requirements.

PE Recycling has several permit modifications in process to significantly improve our ability to accept, manage and treat different types of waste. For example, we have applied to expand our hazardous material permit to allow us to treat and control certain government-regulated emissions that were not previously covered by this permit. We have also submitted numerous proposals to expand our existing New Jersey Class B recycling permit, which, if approved, would allow us to increase two-fold our daily volume, product storage and production capacity at PE Recycling.

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

Product Liability and Warranties

Our operations involve providing crushed stone, crushed aggregate and recycled oil, which are all products that must meet, or be used in products that must meet, various codes or other regulatory requirements and contractual specifications. If we fail or are unable to provide products that meet these requirements and specifications, damage to life or property may occur, material claims may arise against us and our reputation could be damaged.  We expect that in the future there may be claims of this kind asserted against us. If a significant product-related claim is resolved against us in the future, that resolution may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As part of our operations, we may be required to maintain designated levels of product liability insurance, which would generally apply to our Materials segment. We currently maintain product liability insurance in the amount of up to $2.0 million in the aggregate which, based on our experience and industry practice, we believe to be adequate for our present operations. No assurance can be given that our insurance coverage will be sufficient to fully insure against all claims that may be made against us. Any failure to maintain product liability insurance when we are required to do so could harm our business and operations.

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

Financial Assurance

We are required to have escrow accounts in which we deposit funds in the event of closure and post-closure events involving waste management facilities.  As of December 31, 2009, we had an aggregate of $0.3 million in these escrow accounts.  We do not maintain any letters of credit or bonds that specifically support these obligations.

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

Employees

As of December 31, 2009, our consolidated operations had 125 full-time employees and one part-time employee.   Of these employees, 10 represent executives and management and 22 are employed in administrative and accounting roles. The remaining individuals are employed in operational, sales and technical services roles.  All of our subsidiaries’ employees are employed directly by each respective subsidiary.

As of December 31, 2008, Juda had a collective bargaining agreement with Teamsters Local 282, I.B.T., a local affiliate of the International Brotherhood of Teamsters, expiring in June 2009. As a result of our initiative to subcontract trucking operations for the Transportation and Disposal segment to third parties, only one employee previously located at our Bronx, New York facility was covered under this agreement as of December 31, 2008.  At its expiration, in June of 2009, we did not renew this collective bargaining agreement and as of December 31, 2009, we do not believe this collective bargaining agreement is currently in force. We believe that we had and continue to have a good relationship with both our union and non-union employees.

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

The recent and current challenges in the U.S. and foreign credit markets have negatively impacted the business environment at large. Upheaval among investment banking firms, tightened lending standards and the actual, potential or perceived insolvency, bankruptcy or governmental seizure of financial institutions or their assets, may prevent us from being able to predict the terms, if any, under which we will be able to obtain new or refinance existing indebtedness or otherwise raise additional debt or equity capital, should we desire or need to do so.

Former President George W. Bush signed into law the Emergency Economic Stabilization Act of 2008, or EESA, on October 3, 2008.  Pursuant to EESA, the Secretary of the U.S. Treasury established the Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, which in each case was originated or issued on or before March 14, 2008.  In addition, under TARP, the U.S. Treasury could purchase any other financial instrument deemed necessary to promote financial market stability. However, the U.S. Treasury is not obligated to do so, and has expressed both negative and positive views regarding the use of limited TARP program funds to purchase illiquid assets.

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

While some improvements in the condition of the credit and debt markets have been observed in the latter part of 2009 and into the first quarter of 2010, there can be no assurance that the ARRA or EESA will have a beneficial impact on the financial markets, real estate markets or the general economy.  The ultimate effects of both laws on the financial markets and the economy in general could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

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

We require substantial working capital to fund our business.  We believe that our current working capital, including our existing cash balance, together with our future cash flows from operations and available borrowing capacity under our line of credit, will be adequate to support our current operating plans at least until December 31, 2009, based on several large committed jobs within the Transportation and Disposal segment which are scheduled to begin in April and May of 2010.  If we experience significant delays associated with these jobs or are unable to begin this work as scheduled due to unforeseen circumstances, we may need to seek additional sources of financing.  If necessary, we would seek such future financing from sources of public or private debt and equity.  There can be no assurance such financings will be available on terms favorable to us or at all.

The negative conditions  in the equity and debt markets, the tightening of the credit markets and the general economic slowdown in the United States has made it difficult for us to raise additional capital or obtain additional financing, and we expect these trends to continue to varying degrees in 2010.  Our inability to raise additional financing when necessary or desired could adversely affect our ability to maintain, develop or enhance our services and operations, take advantage of future opportunities, respond to competitive pressures or continue operations.  If additional financing is required but not available, we would have to implement further measures to conserve cash and reduce costs, including limiting or reducing our business operations and considering the sale or disposal of non-productive or under-productive assets or operations.  However, there is no assurance that any such measures would ultimately be successful.

Although we believe that the lender under our current line of credit will be able to provide financing in accordance with its contractual obligations, the current economic environment may adversely impact our ability to access these funds on reasonable terms (or at all) in a timely manner.  Continued disruptions in the credit markets also may negatively affect the ability of our customers and suppliers to conduct business on a normal basis.  The deterioration of our future business performance, beyond our current expectations, could also result in our non-compliance with applicable covenants under our debt and Series B Preferred Stock.

To the extent any future financings involve the issuance of equity securities, existing stockholders could suffer significant dilution.  If we raise additional financing through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock or may be convertible into or exchangeable for a significant amount of our common stock, and thus our existing stockholders may experience substantial dilution of their ownership interests as a result of such additional financing.

We have a relatively limited operating history on which to base an analysis of our future performance.

We had been a development stage company with no active business from our formation in 1997 until we acquired our wholly owned subsidiary, South Jersey Development, Inc. (now known as Pure Earth Materials, Inc.) in January 2006, at which time we began to operate our environmental services business.  As a result, we have a relatively limited operating history upon which investors may base an evaluation of our potential future performance.  As a result, there can be no assurance that we will be able to develop consistent revenue sources, or that our operations will be profitable.  Our prospects must be considered in light of the risks, expense and difficulties frequently encountered by companies in a relatively early stage of development. Such risks include, but are not limited to:

•	operating under an evolving business model;

•	developing our business plan;

•	managing growth;

•	ensuring positive relationships with federal, state and local governmental authorities;

•	complying with federal, state and local environmental regulations;

•	operating in a competitive business market;

•	maintaining our properties, equipment and facilities;

•	staying abreast of, and being able to acquire and utilize, the latest technological advances in the environmental services industry; and

•	being able to locate suitable properties for redevelopment

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

We incurred net losses available to common stockholders of approximately $6.9 million for the year ended December 31, 2009 and $3.0 million for the year ended December 31, 2008.  We will need to, among other things, improve our gross margins and revenues to regain and maintain profitability, and we cannot give any assurances that we will be able to do so. If we are unable to raise sufficient capital to support our expenses, or if we cannot manage or control our cost of revenues or operating expenses where feasible or appropriate, we may not be able to operate profitably and our financial performance and results of operations would be adversely affected.

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

Due to the current economic downturn caused by the decline in the real estate and credit markets, many of our customers have faced, and will continue to face, considerable budget shortfalls or may delay capital spending that may decrease the overall demand for our services.  In addition, our clients have experienced increasing difficulty to obtain cash to fund their operations or raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the municipal and general credit markets. Also, global demand for commodities has increased raw material costs, which increases the overall project cost and more rapidly depletes the funds already allocated to be spent on projects.

In addition, during 2009 our clients have demanded better pricing terms, and their ability to timely pay our invoices may be affected by a continuing weakened economy.  We expect these trends to continue for much of 2010.  Our business traditionally lags any recovery in the economy; therefore, our business may not recover immediately upon any economic improvement.  If the economy were to weaken further, then our revenues, net income and overall financial condition may deteriorate.

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

We had $0.8 million of goodwill recorded on our consolidated balance sheet at December 31, 2009. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be materially adversely affected.

We may seek to grow our business through the acquisition of other environmental services companies, which strategy may expose us to a variety of risks.

We have historically grown our business in part through a strategy of acquiring existing businesses and forming new ones.  Competition for acquiring attractive facilities and businesses in our industry is substantial.  When we seek to continue to grow further through acquiring other businesses, we may experience difficulty in identifying suitable acquisition candidates or in completing selected transactions.  From time to time, we may be in discussions to acquire either the assets or stock of companies in the environmental services industry those companies. No assurances can be given that we will be successful in completing any acquisitions or integrating acquired companies into our business, and we may not derive a profitable rate of return from these acquisitions.

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

The implementation of new ownership, management teams and business strategies in a newly acquired business, including those we have recently acquired, frequently involves risks, expenses and uncertainties that may adversely affect our business, results of operations, financial condition and prospects.  See “ Item 1.  Business – Development of Our Business and Significant Acquisitions.”  Since selectively pursuing strategic acquisitions remains a part of our overall business strategy, any acquisitions we make could result in:

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

•	our inability to apply to the acquired business controls and procedures we are and will be required to establish as an SEC reporting company;

•	potential loss of management, key employees and customers of facilities or businesses we acquire; and

•	financial risks, such as:

o	potential liabilities of the facilities and businesses acquired, including employees;

o	ongoing cash or equity payment obligations, which may not directly relate to our economic or financial performance;

o	our assumption of debt, liabilities or other obligations of the acquired company, and other financial risks;

o	the impact of impairment charges that we may need to recognize, and other expenses that we may incur, with respect to tangible and intangible assets of the acquired business;

o	the need to incur additional indebtedness; and

o	dilution to existing security holders if we issue additional equity securities.

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

As a result of many of our previous acquisitions, we have succeeded to liabilities associated with the businesses and assets we have acquired. As a result, we have assumed, among other things:

•	environmental risks and liabilities related to the operation of the acquired assets, properties and facilities;

•	existing litigation, claims and tax liabilities involving the acquired business;

•	existing debt, payables and other liabilities of the acquired business;

•	liens and mortgages on acquired assets; and

•	employee and employee benefit obligations and liabilities, and obligations pursuant to collective bargaining agreements.

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

Many of the companies or assets we have acquired, such as PE Recycling and our current Brownfield site, have required us and will continue to require us to make substantial future contributions to support their needs for property, machinery, equipment and other capital expenditures and working capital needs. Some of these acquisitions require us to provide future capital infusions to them at stated times or from time to time, or to assume and repay indebtedness of the acquired company or their affiliates. We must continue to provide these companies with the necessary capital they need to develop and sustain their business and operations, and to pay any assumed obligations as and when they come due. Doing so, however, will drain precious financial and other resources from our other objectives and activities, and there is no assurance that our management will successfully allocate our resources among our product lines and potential products. Our failure to do so successfully may have a harmful effect on our financial condition, results of operations and ability to succeed as to our business strategy.

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

The holders of our Series B preferred stock and Series C convertible preferred stock also have registration rights that last as long as 10 years from the date of the agreement. These investors may require us to file registration statements under the Securities Act of 1933 with the SEC to register shares of common stock underlying the warrant sold as part of the Series B preferred stock offering and underlying the Series C convertible preferred stock. We must also seek to obtain the effectiveness of the registration statement, and to maintain such effectiveness for specified periods of time. These registration rights may make it more difficult for us to raise capital by depressing the market price of our stock and by providing a significant risk of future dilution in the market for our common stock. Further, we may enter into financing arrangements in the future that may contain similar or other limitations on our ability to raise capital or issue debt or equity securities should we ultimately decide that we need or want to do so.

Our substantial indebtedness, including our Series B preferred stock, could adversely affect our ability to complete future acquisitions, grow our business and obtain new capital.

We now have, and will continue to have for the foreseeable future, a significant amount of debt. As of December 31, 2009, we had approximately $14.0 million of total debt outstanding, including $5.4 million of obligations under our Series B preferred stock that we are required to classify as a liability for accounting purposes. The remaining portion of the $6.3 million received in the Series B preferred stock issuance was allocated to a warrant with a contingent redemption provision, which was issued in connection with this transaction. The fair value of this warrant as of December 31, 2009 was $0.4 million. The degree to which we are leveraged could have important adverse consequences to us, limiting management’s choices in responding to business, economic, regulatory and other competitive conditions. In addition, our ability to generate cash flow from operations sufficient to make scheduled payments on our debts as they become due will depend on our future performance, our ability to successfully implement our business strategy and our ability to obtain other financing. Our indebtedness could also adversely affect our financial position.

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

Our ability to pay principal and interest on our indebtedness, and to pay dividends upon our Series B preferred stock and Series C convertible preferred stock, may depend upon our receipt of dividends or other intercompany transfers from our subsidiaries, which we may be prohibited from making.

We are a holding company and substantially all of our properties and assets are owned by, and all our operations are conducted through, our subsidiaries. As a result, we may be dependent upon cash dividends and distributions or other transfers from our subsidiaries to meet certain of our debt service obligations, including payment of the interest on and principal of our indebtedness when due, and our other obligations. The ability of our subsidiaries to pay dividends and make other payments to us may be restricted by, among other things, the terms of our indebtedness, applicable corporate, tax and other laws and regulations in the United States and agreements made by us and our subsidiaries, including under the terms of future indebtedness or other obligations. These restrictions may make it more difficult or may prevent us from obtaining cash from a subsidiary necessary to repay the obligations of our holding company or those of our other subsidiaries to our creditors or investors, including the holders of our Series B preferred atock and Series C convertible preferred stock.

We may not be able to pay the redemption price pursuant to any required redemption of the Series B preferred stock.

We may not have sufficient cash to pay, or may not be permitted to pay, the redemption price upon any redemption of our Series B preferred stock.  Upon certain events, we will be required to pay to the holder of Series B preferred stock a cash redemption payment of up to 103% of the liquidation value of the shares being redeemed. As a result, we may be required to pay significant amounts in cash to holders of the Series B preferred stock upon any redemption of those shares. If we do not have sufficient cash on hand at the time of any such redemption, we may have to borrow funds under our credit facilities or raise additional funds through other debt or equity financing. Our ability to borrow the necessary funds under our revolving line of credit will be subject to our ability to remain in compliance with the terms under the respective line of credit and loan agreements and to have borrowing availability thereunder. In addition, our ability to raise any additional financing, if necessary, will depend on prevailing market conditions. Further, we may not be able to raise such financing within the period required to satisfy our obligation to make timely payment upon any redemption. In addition, the terms of our revolving line of credit agreement or any future debt may prohibit us from making these redemption payments or may restrict our ability to make such payments by requiring that we satisfy certain covenants relating to the making of restricted payments.

Events of default have occurred under our former revolving line of credit and PE Recycling’s term loan, which may increase the likelihood that in the future our lenders may be permitted to accelerate repayment of our outstanding obligations under the line of credit and our other indebtedness and obligations.

During 2009, certain events of default occurred under our former revolving line of credit and PE Recycling’s current $8.0 million term loan.  The occurrence of an event of default generally permits the lender to accelerate repayment of all amounts due and to terminate any commitments thereunder.  The provisions of our PE Recycling term loan include as an event of default any failure to pay any amounts due under the term loan documents (a “nonpayment default”) or to comply with a covenant or obligation under other obligations of the borrower of over $500,000 (a “cross-default”).  Once in default, the lender under our term loan may accelerate our obligations thereunder immediately upon the occurrence of a nonpayment default and, in the event of a cross-default, if such default has not been cured or waived after the expiration of any applicable cure period under the terms of the other obligation.  We would not have sufficient cash resources to repay these obligations should the lender accelerate these obligations in the event of any default under the term loan.  Acceleration of the amounts outstanding under the term loan would have a material adverse impact on our liquidity, financial condition and operations.

Nonpayment of dividends on our Series B preferred stock may trigger an event of noncompliance, which could require us to redeem the Series B preferred stock.

The nonpayment of dividends to the holder of our Series B preferred stock would constitute an event of noncompliance under Series B preferred stock investment agreement and related agreements if such nonpayment is not remedied prior to the expiration of certain notice and cure periods as set forth in the investment agreement.  An event of noncompliance for nonpayment of dividends could permit the Series B preferred stockholder to cause us to redeem all of its Series B preferred stock and related warrants at stated repurchase prices.  We would not have sufficient cash resources to redeem these securities should the Series B preferred stock holder require us to do so, and we would need to immediately seek additional liquidity or capital resources in order to meet such obligations.  Such an occurrence would have a material adverse effect on us, our financial condition and our operations.

Dividends under our Series C convertible preferred stock may ultimately require us to issue to the holders thereof additional shares of Series C preferred stock, which would increase our ongoing obligations to those holders upon liquidation or any conversion of the Series C preferred stock.

Under the terms of our Series C convertible preferred stock, we are required to pay dividends to the holders thereof when, as and if declared by the board of directors.  Beginning on March 31, 2010, unpaid dividends began to cumulate, or compound, quarterly.  Dividends may be paid in cash, by issuing additional shares of Series C convertible preferred stock, or by adjusting the number of shares of common stock that may be received upon a conversion thereof.  Presently, no dividends have been declared or paid on our Series C convertible preferred stock and in the future we may be restricted or prohibited under applicable law from doing so.

To the extent we choose to issue additional shares of Series C convertible preferred stock to satisfy these dividend obligations, the amount of such shares issued would increase, which in turn would substantially increase the amount of assets that would be distributable to such holders upon any redemption of the Series C convertible preferred stock or upon our liquidation (prior to any holders of common stock).  Moreover, the number of shares of common stock we would ultimately be required to issue upon conversion would also increase substantially.  If we choose instead to adjust the conversion price of the Series C preferred stock, these dividend provisions would require us to ultimately issue greater amounts of common stock upon a conversion in full of all outstanding Series C convertible preferred stock.  Thus, the dividend provisions of our Series C convertible preferred stock may cause substantial dilution to the economic interests and voting power of the holders of our common stock.

To service our indebtedness and pay required dividends on our preferred stock, we may require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments, if required, to service our indebtedness and pay required dividends under the terms of our Series B preferred stock will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We believe our cash flows from operating activities and our existing capital resources, including the liquidity provided by our existing indebtedness, will be sufficient to fund our operations and commitments at least until December 31, 2010, based on several large committed jobs within the Transportation and Disposal segment which are scheduled to begin in April and May of 2010.  If we experience significant delays associated with these jobs or are unable to begin this work as scheduled due to unforeseen circumstances, we may need to seek additional sources of financing.  We cannot assure you, however, that our business will continue to generate sufficient cash flows from operations or that future sources of funds will be available to us in an amount sufficient to enable us to pay our indebtedness, to make required dividend payments, or to fund our other liquidity needs.  To do so, we may need to refinance all or a portion of our indebtedness or Series B preferred stock on or before maturity, sell assets, or seek additional equity financing. We cannot assure you that we will be able to refinance any of our indebtedness or Series B preferred stock on commercially reasonable terms or at all.

Failure to comply with covenants in our existing or future financing agreements could result in defaults, which could jeopardize our ability to operate our business successfully or at all.

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial tests required by our existing indebtedness and our Series B preferred stock. Failure to comply with any of the covenants in our existing or future financing agreements, including the terms of our term loans and our Series B preferred stock, could result in a default under our indebtedness, the Series B preferred stock, or other financing arrangements. An event of default would permit the lenders to accelerate the maturity of the debt under these agreements or declare an event of noncompliance under the Series B preferred stock.  Under these circumstances, we might not have sufficient funds or other resources to repay or satisfy all of our obligations.  In addition, the limitations imposed by our indebtedness and the Series B preferred stock on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

The agreements and instruments that govern our and our subsidiaries’ indebtedness and our Series B preferred stock contain various covenants that limit our discretion in the operation of our business.

Covenants related to our and our subsidiaries’ indebtedness and our Series B preferred stock require us to, among other things, comply with certain financial tests and restrictions, including:

•	requirements associated with the tendering of our accounts receivable to our lender under our revolving line of credit facility;

•         maintenance of specific leverage ratios; and

•         maintenance of a specified reserve account.

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

Our operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities. Typically, during the first quarter of each calendar year there is less demand for environmental remediation due to weather-related reasons, particularly in the Northeastern United States, and increased possibility of unplanned weather-related site shutdowns. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results. This seasonality in our business makes it harder for us to manage our business and for investors to evaluate our performance. Additionally, due to these and other factors, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period. Specifically, PE Recycling’s TDU is more expensive to run during the first quarter of each fiscal year due to colder and wetter weather coupled with higher natural gas costs.

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

Our operations are also significantly affected by the decisions of our customers regarding the commencement and completion of construction and major site remedial projects and the cleanup of major spills or other events, as well as the timing of regulatory decisions relating to waste management projects and the propensity for delays in projects attributable to the remedial market.  We do not control these and other material factors and, as a result, we anticipate our revenue and income may vary significantly from quarter to quarter, and past financial performance for certain quarters may not be a reliable indicator of future performance for comparable quarters in subsequent years.

Our investments in Brownfield properties will require us to accept and incur significant costs to return the property to beneficial use, which costs may be greater than we anticipate.

We will be required to expend significant funds to make improvements in our Brownfield properties to redevelop them for commercial, residential or other use before we may resell them. We cannot assure you that we will have funds available to complete these efforts or to make those improvements, and the costs may be significantly more than we anticipate, even after conducting a careful evaluation of the specific environmental problems. In acquiring a property, transfer restrictions or other limitations may materially restrict us from selling that property before we complete any improvements, or even thereafter. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate.

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

A central part of our business plan is to develop or acquire new recycling technologies for the beneficial reuse of different waste streams. For example, we are presently exploring the acquisition or development of technologies to recycle wastes into alternative fuels, instead of incinerating these waste streams or disposing them into landfills. Our ability to achieve profitability and future growth is dependant on our ability to improve our knowledge and implementation of these waste processing and recycling technologies. Our inability to successfully implement or acquire these technologies, as a result of insufficient capital or otherwise, would have a material adverse effect on our business and results of operations.

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

The U.S. Congress has been actively considering legislation, and more than one-third of the states have already taken legal measures to reduce emissions of carbon dioxide and other “greenhouse gases” believed to be contributing to warming of the Earth’s atmosphere. On September 22, 2209, the EPA released issued a final rule requiring the monitoring and reporting of greenhouse gas emissions from certain large emission sources.  On October 30, 2009, the EPA published a final rule requiring the monitoring and reporting of greenhouse gas emissions from all sectors of the economy.  On December 15, 2009, the EPA published its final “Endangerment and Cause or Contribute Findings” in which it determined that the current and projected concentrations of six greenhouse gases in the atmosphere, including carbon dioxide and methane, threatens the public health and welfare of current and future generations.  This finding will allow EPA to adopt and implement regulations to restrict greenhouse gas emissions under existing provisions of the Clean Air Act.  The adoption and implementation of laws and regulations restricting the emission of greenhouse gases such as carbon dioxide in areas of the United States that we conduct business could result in increased compliance costs or additional operating restrictions, and could have a significant effect on our business.

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

We may also be, in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury or property damage, particularly as a result of the contamination of drinking water sources or soils. Under current law, we could even be held liable for damage caused by conditions that existed before we owned, operated or acquired the assets or operations involved.  We may not have sufficient insurance coverage for any environmental liabilities that may be covered by the terms of such insurance. Those costs or actions could be significant to us and significantly impact our results of operations, as well as our available capital.  A judgment against us, or a settlement by us, even if covered in whole or in part by insurance, could harm our business, our prospects and our reputation and could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be unable to obtain or retain environmental and other permits required to operate our business.

The facilities, properties, plants, vehicles and equipment that we own, operate or lease require a variety of environmental and other permits and licenses needed to operate them. For example, PE Recycling has several permit modifications in process to significantly improve our ability to accept, manage and treat different types of waste. Also, we are seeking permits so that we may prepare our existing Brownfield site for redevelopment, and ultimately, resale. There are no assurances that we will be successful in obtaining these permits on terms acceptable to us or at all.

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

Regulators have the power to modify, suspend or revoke these permits or licenses, based on, among other factors, our compliance with applicable laws, rules, regulations and their interpretations thereof or our use of the properties, facilities or equipment and customers may decide not to use a particular disposal facility or do business with us because of concerns about our compliance record. Any modification, suspension or revocation of permits or licenses would impact our operations and could have a material adverse impact on our financial results. As to properties, facilities, plants, vehicles or equipment that we lease from third parties, a permit or license may face suspension or revocation based upon acts or omissions of the third party owner, which may not be within our control. We may not have any sufficient legal remedies to compensate us for any loss of a permit or license, and any legal remedies that we do have may require significant financial and other resources to pursue.

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

Personal injury claims could arise contemporaneously with performance of the work or long after completion of projects as a result of alleged exposure to toxic or hazardous substances. In addition, claimants may assert that companies performing environmental services should be adjudged strictly liable for damages even though their services were performed using reasonable care, on the grounds that such services involved “abnormally dangerous activities.”

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

We plan to generate significant revenue from the sale of our recycled materials, and the potential for product liability exposure from these products could be significant.

We plan to generate an increasing amount of our revenue from the sale of our recycled crushed stone, aggregate and oil. These materials are used in a diverse line of applications, including residential and commercial construction projects, highways, tunnels and airports. As a result, we may face exposure to product liability claims in the event that any failure of our materials results, or is alleged to result, in property damage, bodily injury or death. In addition, if any of our products are, or are alleged to be, defective, we may be required to make warranty payments or to participate in a recall involving those products.

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

Our future performance will depend to a significant extent upon the efforts and abilities of Mark Alsentzer, our President and Chief Executive Officer, and Brent Kopenhaver, our Chairman, Executive Vice President, Chief Financial Officer and Treasurer. Under the terms of our Series B preferred stock, we would face a potential redemption of the Series B preferred stock should either of these individuals fail to continue to serve in these roles. We do not maintain “key person” life or other insurance that would pay us benefits in the event of the death or disability of Messrs. Alsentzer or Kopenhaver.  Thus, the loss of service of either of them would have a material adverse effect on our business and financial condition.

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

In 2008 and to a lesser extent in 2009, a significant amount of our revenues were generated from a relatively small number of customers, and we anticipate that this will continue in 2010 and in the foreseeable future. For example, historically our two largest customers prior to 2009 were two major excavation and construction companies in the New York City metropolitan area. Revenues from these customers comprised 36% of our revenues in 2008.  In 2009, we did not have as large a concentration with these customers due to the economic downturn; however, we anticipate a high concentration with these same customers again in 2010.  Additionally, a large portion of the revenues and profitability expected to be derived within the Treatment and Recycling segment are dependent upon waste generated from three or four large refineries.  We generally do not enter into long-term contracts or agreements with our customers, and any relationships we have with our customers can be cancelled or terminated by them at any time without penalty. The loss of revenues associated with any of our significant customers would, if not replaced, have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

As an SEC reporting company, we are required to document and test our internal control procedures on an ongoing basis.  Commencing with this annual report on Form 10-K, regulations adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, require us to provide annual management assessments of the effectiveness of our internal control over financial reporting, and beginning with the year ended December 31, 2010, we will be required to provide an attestation report by our independent registered public accounting firm as to these assessments.  We are also required to disclose any changes in our internal control over financial reporting in our quarterly and annual reports.

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

We are currently an SEC reporting company.  SOX, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies.  For example, as a result of becoming a reporting company in 2008, we have been required to file periodic and current reports, proxy statements and other information with the SEC.  Further, we were required to establish disclosure controls and procedures and we are currently required to regularly evaluate those controls and procedures.  As a reporting company, we incur significant additional legal, accounting and other expenses in connection with our public disclosure and other obligations.  Management may also be engaged in assisting executive officers, directors and, to a lesser extent, stockholders, with matters related to insider trading and beneficial ownership reporting.  Beginning with this annual report on Form 10-K, management is required to evaluate our internal control over financial reporting and to provide a report with respect to that evaluation.  Beginning with the year ended December 31, 2010, we will also be required to have our registered independent public accounting firm provide an attestation report on this evaluation.  We expect to incur increased operating expenses in 2010 as a result of complying with Section 404 of SOX and these evaluation and attestation requirements.

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

We rely on a combination of trade name and trade secret protections for our own proprietary rights. We may also in the future rely on additional patent, copyright, trademark, trade name and other similar protections as to these rights, and acquire other proprietary rights from others with similar protections in place. We also rely upon confidentiality agreements with our current and former employees, consultants and contractors. These agreements may be breached, and we may not have adequate remedies for any breaches. In addition, our trade secrets may become otherwise known or independently discovered by our competitors. Litigation may be required to defend against claims of infringement, to enforce our present or future intellectual property rights, to protect trade secrets and to protect us or our management or personnel against claims that our products or personnel have violated the intangible property rights of others, including trade secret rights and purported rights under non-competition, non-solicitation, confidentiality and non-disparagement clauses. Litigation to protect these rights could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An adverse result in litigation could subject us to significant liabilities with third parties, require disputed rights to be licensed or require us to cease using proprietary technologies or rights.

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

Failure to remain eligible for quotation on the OTC Bulletin Board may require us to transfer the quotation of our securities to the Pink Sheets®, which would adversely affect the trading market and price of our common stock and our ability to raise capital.

If our common stock fails to remain eligible for quotation on the OTC Bulletin Board, it will be removed from the OTC Bulletin Board following a certain grace period.  Although we are currently eligible for quotation, there is no assurance that we will always satisfy the OTC Bulletin Board’s quotation requirements.

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

However, under Rule 144 as currently in effect, our former status as a shell company generally prohibits holders of our common stock from relying on Rule 144 as to any resale of our securities if, among other requirements, we are no longer a reporting company or if we have not filed all required periodic reports during the past 12 months, even if the six-month period referred to above has elapsed.  Moreover, our affiliates may be subject to additional restrictions on the resale or transfer of restricted securities or other shares that we may issue to them in a transaction registered under the Securities Act, by virtue of their status as affiliates. These and other securities law limitations on the transfer of our common stock may prevent many of our stockholders from obtaining immediate liquidity for their shares should they desire or need to do so.

We have not paid dividends on our common stock in the past, and we do not anticipate doing so in the foreseeable future.

The terms of our existing Series B preferred stock require us to pay dividends to the holder thereof quarterly.  The terms of our Series C convertible preferred stock require us to pay specified dividends, when, as and if declared by our board of directors.  As a result, we do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Any such future dividend would be declared and paid at the discretion of our board of directors and would depend on our financial condition, results of operations, capital requirements, contractual obligations, the terms of our financing agreements at the time such a dividend is considered and other relevant factors. The terms of our Series B preferred stock currently prohibit us from paying a dividend on our common stock without satisfying certain conditions or obtaining the consent of the Series B investor.  The terms of our Series C convertible preferred stock currently prohibit us from paying a dividend on our common stock unless we have paid all dividends required to be paid on our preferred stock, and such dividend is permitted under the terms thereof.

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

As of April 10, 2010, Mr. Alsentzer, our President and Chief Executive Officer, Mr. Kopenhaver, our Chairman, Executive Vice President, Chief Financial Officer and Treasurer, and our other directors and executive officers beneficially own in the aggregate approximately 34.7% of our outstanding common stock. As a result, members of management will likely be able to exercise substantial influence over matters submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions.  These stockholders may also delay or prevent a change in control, even if such a change in control would benefit our other stockholders. The significant concentration of stock ownership might cause the trading price of our common stock to decline if investors were to perceive that conflicts of interest may exist or arise over any such potential transactions.

Future sales, or the availability for future sales, of substantial amounts of our common stock could adversely affect the market price of our common stock.

As of April 10, 2010, we had 17,587,899 shares of common stock outstanding. As of that date, approximately 6,845,023 shares of our common stock are freely tradable without restriction (including non-restricted securities owned by certain of our affiliates). We have also entered into registration rights agreements covering the potential registration under the Securities Act of up to 3,621,024 shares of our common stock, including up to approximately 1.0 million shares of common stock underlying certain warrants.  These registration rights last for up to a maximum of 10 years from the date of the registration rights agreement.

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

The rights of our preferred stockholders are superior to the rights of our common stockholders.

The holders of our outstanding shares of preferred stock have certain rights that are superior to the rights of holders of our common stock, including dividend and liquidation preferences over our common stock. For example, the holders of our preferred stock are entitled, subject to certain limitations and exceptions, to receive dividends on their shares of preferred stock.  We are currently prohibited from paying dividends on our common stock without the consent of the Series B preferred stockholder so long as any shares of Series B preferred stock remain outstanding or without the consent of the Series C convertible preferred stockholders if any accrued dividends under our preferred stock have not been paid or if such payment is not permitted by the terms of the preferred stock.  Also, we are required to pay a preferential liquidating distribution to the holders of our preferred stock, approximately equal to the amount the holder originally paid for its preferred stock, subject to adjustment, plus all accrued but unpaid dividends thereupon and other amounts owed to the holder (amounting to an aggregate of approximately $7.1 million as of December 31, 2009) before any distributions can be made to the holders of our common stock or other future junior ranking classes of preferred stock in the case of our liquidation, dissolution or winding up. Under the terms of the Series B preferred stock, a liquidation may be deemed to occur upon other circumstances.

We may issue additional series of preferred stock without stockholder approval, which could be used to deter a takeover attempt and have a material adverse effect on the market value of the common stock.

As of April 10, 2010, we had two series of preferred stock outstanding — our Series B preferred stock and Series C convertible preferred stock. Subject to limitations contained in our existing series of preferred stock and other agreements, as of April 10, 2010, our board of directors had the authority to issue a total of up to 388,350 additional shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of any additional series of such stock, without any further vote or action by our common stockholders. As preferred stock typically has rights that are senior to the rights of the common stockholders, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that we have issued, or that we might issue in the future. As a result, the existence and issuance of additional shares or series of preferred stock could have a material adverse effect on the market value of the common stock. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer or prevent a change in control. We have in the past issued, and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences or privileges senior to the common stock.

Our issuance of additional shares of common stock, preferred stock, options or other rights to purchase those shares would dilute the proportionate ownership and voting rights of existing stockholders.

We are authorized under our amended and restated certificate of incorporation to issue up to 25,000,000 shares of common stock and 500,000 shares of preferred stock. As of April 10, 2010, the following securities were issued and outstanding:

•	17,587,899 shares of our common stock;

•	6,300 shares of our Series B preferred stock;

•	105,350 shares of our Series C convertible preferred stock; and

•	warrants to purchase in the aggregate 1,091,818 shares of common stock.

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

Item 2.   Properties.

We own or lease the following properties, which are used by each of our four reporting segments as described below.  We believe that all of the facilities described below are adequate and suitable for our current and future use.

Transportation and Disposal Segment

We lease approximately 5,000 square feet of warehouse space and a small two-story office building in Bronx, New York for approximately $23,622 per month, which rent increases by 4% annually. This lease expires on December 31, 2010. In June of 2009, we consolidated the office and administrative functions for the Transportation and Disposal segment previously done out of this location into our existing office space in Lyndhurst, NJ.  We have subleased a portion of this space, which sublease generates income of $12,800 per month through December 2009.  On October 15, 2009, we obtained a six month reduction in the lease payments from October 1, 2009 through March 31, 2010, during which time we were required to make monthly payments of $12,800 per month.  The remaining portion of the monthly payment amount  was deferred until the final nine months of the lease agreement beginning on April 1, 2010 through December 31, 2010, during which time the deferred amounts are to be repaid in nine equal payments, plus 10% interest.  Subsequent to December 31, 2009, we continue to sublease this space at a rate of $12,000 per month, on a month to month basis, and we have also subleased the remaining portion of this space at a rate of $8,500 per month through December 31, 2010.

We lease an apartment located in Lyndhurst, New Jersey at a monthly rate of $1,700 per month.  This property is used by corporate employees when working and traveling in the New York City metropolitan area for our sales and marketing operations.  Our lease began on April 1, 2008 and expired on March 31, 2009, after which we have continued to lease this apartment on a month-to-month basis at the same rental rate.

We lease property of 1,500 square feet located in East Meadow, New York at a monthly rate of $3,922 per month. The monthly rent increases to $4,157 per month in 2010. This lease expires November 15, 2010.  We use this office space to conduct the operations of PEI Disposal Group.

Treatment and Recycling Segment

We own approximately 1.83 acres of land located in Millville, New Jersey. This property includes oil tanks and approximately 6,400 square feet of warehouse space. We use this facility to store oil inventory and idle equipment. This property serves as collateral for PE Recycling’s $8.0 million term loan.

We own approximately 20.27 acres of land in Vineland, New Jersey, which includes various warehouse and office buildings in a commercial industrial park totaling approximately 59,647 square feet. We maintain our TDU unit and our soil and oil recycling operations on this property. The buildings are used as offices for administrative, operational, maintenance and technical employees. This property serves as collateral for PE Recycling’s $8.0 million term loan.

Environmental Services Segment

During 2009, we leased approximately 4,300 square feet of office space in Waterbury, Connecticut for the main offices of PE Environmental.  On December 1, 2009 we vacated this office space and leased a smaller office space consisting of 1,320 square feet in Waterbury, Connecticut for $950 per month with a 3% increase each year.  This lease expires on November 30, 2012 and automatically renews for an additional three-year term unless written notification is provided at least 180 days in advance of the term expiration.

We own a 24 acre Brownfield site located in an industrial park in central Connecticut. Our plan is to seek the necessary permits and approvals to allow us to transport soils over the next two to three years needed to cap this site.

Materials Segment

We operate a rock crushing facility on approximately five acres located in Lyndhurst, New Jersey, which includes office space of approximately 5,100 square feet. Under the lease, we pay base rent of up to $35,000 per month, plus taxes and specified utilities and other charges.  The lease term expires October 1, 2010 and may be extended for up to five two-year periods.

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

Litigation

Local 282 Benefit Fund Litigation

On March 8, 2010, we and Juda, PE Materials, PE Disposal and PEI Disposal Group were sued in the U.S. District Court for the Southern District of New York. The plaintiffs are the trustees of several boards of trustees of employee benefit funds which are associated with the Teamsters Local Union 282, or Local 282.  The funds are the Local 282 Welfare Fund, the Local 282 Pension Fund, the Local 282 Annuity Fund, the Local 282 Job Training Fund, and the Local 282 Vacation and Sick Leave Trust Fund.  All of these Local 282 funds are multi-employer benefit funds governed by the Taft-Hartley Act and by ERISA. Other named defendants are Whitney Trucking, Inc., and three individuals who are alleged to have owned and/or controlled Whitney Trucking and Juda and caused an under-reporting and failure to make payments of contributions to the Local 282 funds.

The plaintiffs are seeking collection of moneys allegedly due for delinquent contributions to them in accordance with the terms of various collective bargaining agreements which existed between Local 282 and either Whitney Trucking or Juda. The plaintiffs allege that these companies owe contributions to the Local 282 funds for the period from 2000 to 2004 and from January 19, 2006 to the present.

The Local 282 funds have calculated that the amounts due from 2000 to 2004 consist of $1,355,378 in unpaid contributions, $1,483,933 in interest calculated through the dates of the audits conducted by those funds’ auditors and $97,535 in audit fees. In the aggregate the amount sought for the period 2000 to 2004 is $2,936,847.

The plaintiffs have also asserted pursuant to our January 19, 2006 acquisition of certain assets of Whitney Contracting, Inc. and the January 19, 2006 purchase of 100% of the stock of Juda that we and the subsidiaries named as defendants became liable for the obligations of Juda which included the delinquent contributions owed to the Local 282 funds for the period from 2000 to 2004.  The Local 282 funds acknowledge that they have not conducted audits nor have reviewed the books and records of us and the defendant subsidiaries to determine the amount of delinquent contributions being sought for the period from January 19, 2006 to present.  Rather, plaintiffs assert until such audit is completed that the Local 282 funds are permitted in accordance with the language of the respective trust agreements to “estimate” the amount of contributions due in their sole discretion. In this regard, the plaintiffs have noted that they are seeking $6,000,000 for allegedly unpaid contributions for the period from December 1, 2007 to September 30, 2009, plus any additional contributions which the auditors might determine are owing for the periods from January 20, 2006 through November 2007 and from October 1, 2009 to the present. Notably, the Local 282 funds have failed to disclose any information about the methodology or basis used in their “estimation” exercise for the period from December 1, 2007 to September 30, 2009, and have otherwise failed to justify the $6,000,000 “estimate”.

Additionally, the Local 282 funds are claiming that we and the defendant subsidiaries became bound to the terms of the collective bargaining agreements which had been executed between Juda and Local 282 for the period from 2004 to 2012 and to the terms of the 2006-2009 Metropolitan Truckers’ Association and Independent Trucker’s Agreement, or MTA.  Moreover, the plaintiffs assert that we and those subsidiaries have failed to comply with the terms of the collective bargaining agreements with Local 282 and with the MTA agreement for the period commencing on January 20, 2006. As a result the Local 282 funds are seeking to conduct an audit of those companies’ books and records by the Local 282 funds’ auditors to determine the amount of contributions due to the Local 282 funds from that date. The Local 282 funds are seeking the remedies permitted by ERISA which include payments of contributions, interest, liquidated damages, costs and disbursements and reimbursement of reasonable counsel fees.

The litigation was only filed very recently. As a result, we are still evaluating the merits of the lawsuit as well as the potential impact of the allegations in the complaint, and we are in the early stage of preparing defenses and responses to those allegations.  However, we and the defendant subsidiaries intend to contest plaintiffs’ claims in this lawsuit and to vigorously assert their defenses.

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

With the filing of this complaint, the plaintiffs applied for a temporary restraining order, a preliminary injunction and expedited discovery against all defendants, which were denied by the court on December 20, 2007.  In September 2008, the plaintiff amended its claim and also moved to compel us and the other defendants to produce additional documents.  The defendants opposed these motions and cross-moved for summary judgment dismissing the case.  On April 15, 2009, the court referred the case to an alternative dispute resolution program for a 45-day period during which time the parties were unable to resolve the case. In the meantime the court, at the defendants’ request, ordered a stay of all further discovery.  On July 6, 2009, the court initially denied the defendants’ motion for summary judgment, but on October 22, 2009 granted re-argument on the motion, ordered a stay of all further discovery and ordered the plaintiff to produce proof of damages.  The defendants have also sought dismissal of the case on the grounds that the plaintiff has failed to produce documents relevant to its claims.  The motion for summary judgment presently remains undecided and no hearings are scheduled while the parties await the court’s decision on reargument of the summary judgment motion.  The defendants have denied all material claims, believe the plaintiffs’ claims are without merit and intend to continue to contest this lawsuit vigorously.

Defamation Litigation

On January 14, 2008, a lawsuit was filed in the Superior Court of New Jersey, Camden County, by James Sanford, Corsan Technologies, Inc., Elite Management, Inc. and Donna Pantaleo alleging that we, one of our consultants and one of our officers defamed the plaintiffs by sending a letter to the Pennsylvania Office of the Attorney General. The complaint alleges that the letter included numerous false and defamatory statements and assertions about the plaintiffs arising out of their business. The plaintiffs are seeking unspecified compensatory and punitive damages against all defendants.  On May 29, 2009, we issued 30,000 shares of Pure Earth common stock to settle this lawsuit and entered into an agreement with the plaintiff whereby PE Recycling will accept a specified quantity of soils from the plaintiff at a stated price.

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

During the year ended December 31, 2007, we, Juda and the former owners of Juda were named as co-defendants in a lawsuit filed in the U.S. District Court for the Southern District of New York relating to the withdrawal liability owed to the Local 282 pension trust fund.  On January 10, 2008, this case was settled for $650,000, plus 10% annual interest, payable over a two-year period.  Although all defendants agreed to be jointly and severally liable for payment of this settlement, the former owners of Juda have agreed to reimburse us for any costs and liabilities incurred as a result of this litigation and to indemnify and hold us harmless against any claims, suits, causes of action or losses.  We and the former owners of Juda agreed to settle this liability as follows:

•	$250,000 was payable upon execution of the settlement agreement; and

•	two consecutive payments of $200,000 each, plus accrued interest, are to be made on or before December 10, 2008 and 2009, respectively.

To facilitate this settlement, we posted a $400,000 letter of credit to serve as a credit enhancement.  Pursuant to a Reimbursement and Indemnity Agreement with the former owners of Juda, we have the right to offset any amounts owed by them against salary compensation or annual bonuses that they would otherwise be entitled to receive from us.  We also required the former owners of Juda to pledge 150,000 shares of our common stock held by them as collateral for the letter of credit.  The pledged shares were deposited into an escrow account that is jointly held by the parties.  On December 10, 2008, we made a payment of $200,000, at which time the outstanding letter of credit was reduced to $200,000.  At that time, we also required the former owners of Juda to post an additional 125,000 shares of our common stock as additional collateral.  In May 2009 we retired 200,000 shares of these shares held in escrow as reimbursement for the December 2008 payment made on behalf of the former owners of Juda.  On December 10, 2009, we permitted the Local 282 pension trust fund to draw down on the outstanding $200,000 letter of credit in order to satisfy the remaining portion of the outstanding liability.  On December 14, 2009, at our request, the former owners of Juda posted an additional 150,000 shares of Pure Earth common stock as collateral for their obligation to repay the second $200,000 payment that we made in December 2009.  In January of 2010, we notified the indemnitors of our intention to offset the $200,000 receivable due and owing to us against salaries and other compensation amounts due to these individuals over the remaining term of their employment agreements.

Accounts Receivable Litigation

In September of 2007, we began transportation and disposal work on a large construction job in New York City to redevelop several city blocks.  Beginning in September 2007 and through September 30, 2008, we billed a total of $9.2 million to this customer for which it received payments totaling $7.3 million, leaving an outstanding receivable balance of $1.9 million.  In addition, we also billed an additional $0.9 million in September of 2008 relating to this same job through another one of our major customers and for which we had a payment bond in the amount of $0.9 million in place.  In August of 2008, the we were notified by the customers that they were stopping payment due to a dispute over the tonnage of material removed from the construction site.  We promptly ceased work on the job and filed a mechanics’ lien on the properties in September of 2008.  In December of 2008, we filed three lawsuits in the Supreme Court for the State of New York, County of New York, against these customers and other lien holders, alleging that approximately $2.8 million in amounts owed to us for transportation and disposal fees, plus applicable interest, have not been paid.  We sought to foreclose on a mechanics’ lien and alleged breach of contract, unjust enrichment and account stated claims.  Certain of the defendants have filed counterclaims against us for breach of contract, fraud and willful lien exaggeration, and seek at least $2.0 million in damages in each of the three cases, plus punitive damages and attorneys’ fees in an amount to be proven at trial.  On May 29, 2009, we agreed to a settlement whereby we will receive a total of $2.0 million in satisfaction of the $2.8 million of outstanding accounts receivable and dismissal of the counterclaims.  Of this settlement amount, $1.0 million was to be received within 15 days of the final settlement and the remaining $1.0 million is scheduled to be repaid in 18 monthly installments of $55,555 beginning on September 1, 2009.  On July 1, 2009, we received the first installment of $1.0 million, and have received subsequent monthly payments totaling $222,220 for the months of September, October, November and December 2009.  The remaining note receivable is secured by approximately $888,000 in payment bonds held by us in the event of nonpayment by the customers.

New Jersey Sales and Use Tax Audit

The State of New Jersey conducted a sales and use tax audit of PE Recycling. The audit covered the period from October 2002 through December 2006, prior to our acquisition of PE Recycling in March 2007.  We estimated the total potential sales and use tax liability, including estimated interest and penalty, to be approximately $0.5 million, and we established a reserve in this amount.  On June 16, 2008, New Jersey offered to settle this matter for the full five years at issue for approximately $265,000, if paid before July 20, 2008. We accepted this offer on June 28, 2008 and paid the proposed settlement amount in full.

As a result of the resolution of this liability, we would be obligated to issue additional shares to the former owner of PE Recycling for the reduction in the liability amount pursuant to the PE Recycling stock purchase agreement.  As of December 31, 2008, we have recorded a liability of approximately $72,000 for the present estimated value of these shares.  However, we have not issued these shares to the former owner, as the actual amount of shares to be issued, if any, remains subject to the resolution of the remaining PE Recycling post-closing liabilities, as provided for in the PE Recycling stock purchase agreement.

PE Recycling Litigation

On September 14, 2009, we filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Gregory Call, a former owner of PE Recycling, claiming that Mr. Call breached the terms of a stock purchase agreement by which we acquired PE Recycling.  Under the terms of the stock purchase agreement, Mr. Call is legally obligated to indemnify us and hold us harmless against all liabilities, losses, damages, costs and expenses arising from his breach of any representation or warranty in the stock purchase agreement.  We have alleged that Mr. Call has breached numerous representations and warranties in the stock purchase agreement and thereby has triggered his obligation to indemnify us, which the former owner has disputed.  In the complaint, we allege that Mr. Call’s failure to indemnify us has breached the terms of the stock purchase agreement.  We are seeking to recover in excess of $4.0 million in monetary damages (as well as attorney’s fees and expenses) and a declaratory judgment as to our right to set off our damages under the stock purchase agreement against any amounts we may owe the former owner thereunder.

On November 5, 2009, Mr. Call filed an answer to this complaint, generally denying our claims and asserting a number of affirmative defenses.  In his answer, Mr. Call also asserted counterclaims and third-party claims against us and our chief executive officer and chief financial officer for fraudulent inducement, violations of specified antifraud provisions of the federal securities laws, breach of contract, breach of fiduciary duty, unjust enrichment, civil conspiracy and breach of an implied covenant of good faith and fair dealing.  Mr. Call seeks against the counterclaim defendants an unspecified amount of compensatory and punitive damages, as well as attorney’s fees and costs of suit, and any other relief deemed equitable and just.  We deny any liability to Mr. Call, we believe that his defenses and counterclaims are without merit and we will seek to vigorously contest these counterclaims.

On February 12, 2010, Mr. Call commenced an action against PE Recycling, our chief executive officer, and our chief financial officer in the Superior Court of New Jersey in Cumberland County.  Mr. Call alleges our chief executive officer and chief financial officer made material misrepresentations and omissions to induce him to enter into an employment agreement on March 30, 2007, and that the employment agreement was breached when he was terminated in July 2009.  Mr. Call also asserts a claim under the New Jersey Conscientious Employee Protection Act, alleging that he was terminated in retaliation for disclosing to a governmental agency alleged acts of his employer that he reasonably believed violated the law.  Mr. Call also seeks a declaratory judgment that the non-compete provisions contained in the employment agreement are void.  PE Recycling, and our chief executive officer and chief financial officer have responded to this complaint denying  any liability to the former owner and we believe that his claims are without merit and we will seek to vigorously contest these claims.

Environmental Matters

On February 15, 2007, the NJ DEP asserted multiple violations against PE Recycling of its Class B Recycling Facility Permit through the issuance of an Administrative Order and Notice of Civil Administrative Penalty Assessment.  The NJ DEP fined PE Recycling approximately $0.6 million, which was accrued for at the date we purchased PE Recycling. In June 2009, PE Recycling and the NJ DEP agreed to settle the outstanding fines and penalties for approximately $228,000 to be paid in four equal quarterly installments of $56,988 on September 1, 2009, December 1, 2009, March 1, 2010 and December 31, 2010.  In this settlement agreement the NJ DEP also determined that the asserted violations had been corrected. The most significant of these alleged violations, in terms of cost to remedy, was the storage of approximately 253,000 tons of processed and unprocessed soil in areas beyond the limits of PE Recycling’s permit, and the ongoing processing of soil in areas where this activity was not authorized.  To address these violations, we installed our own supervisory team to oversee the processing and off-site disposal of this soil, requiring an investment in PE Recycling of approximately $3.7 million from June 30, 2007 through December 31, 2009. In addition, we have invested approximately $150,000 to install impermeable high-density polyethylene liners over an additional area of approximately one acre to expand the footprint of its soil processing operation. We believe PE Recycling’s unprocessed soil stockpile is currently in compliance with the requirements of the NJ DEP permit. PE Recycling has also recently submitted a permit amendment application to formalize its expanded soil processing operation over the newly-lined area.

On September 28, 2007, the EPA brought an administrative complaint against PE Recycling, alleging that it failed to submit a response plan under the Clean Water Act with respect to its facility in Millville, New Jersey. The complaint proposes to assess a civil penalty in the amount of $103,000. On or about December 11, 2009, PE Recycling submitted a detailed technical response to the EPA summarizing the reasons why it is not subject to the facility response plan requirements.   That submission is under review by the EPA, which has advised PE Recycling that no further action is required until the EPA completes its review.  PE Recycling intends to vigorously defend this matter, as the technical review confirms that it has not been and is not now subject to the facility response plan requirements.

In October 2007, PE Recycling received a notice of violation from the EPA under RCRA, asserting that our PE Recycling facility, since at least 2003, has been improperly processing used oil, alleged to be a hazardous waste, for distribution into commerce.  The EPA has alleged that PE Recycling over a three year period from 2006 to 2009 processed and sold at least 2 million gallons of used oil for fuel that should have been processed as a hazardous waste.  The EPA has requested under RCRA specific information with regard to this notice of violation.  PE Recycling has been cooperating with the EPA’s information requests.  We believe that we can assert valid defenses to the EPA’s allegations; however, in an effort to resolve this matter amicably, in August 2009 we initiated settlement discussions with the EPA.  The EPA responded that it would need to receive additional information from us before it could properly consider a settlement offer.  To support our settlement efforts, we intend to comply with the EPA’s requests for information.  However, should these settlement efforts be unsuccessful, we intend to contest the EPA’s allegations in the notice of violation vigorously.

From time to time, we may pay fines or penalties in environmental proceedings relating our businesses. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4.  [RESERVED].

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Equity

The acquisition of South Jersey Development, Inc. took place on January 20, 2006. From February 6, 2006 to December 23, 2008, our common stock was quoted on the Pink Sheets® automated electronic quotation service under ticker symbol “PREA.PK.”  Prior to February 6, 2006, our stock was quoted on the Pink Sheets® under ticker symbol “INFV.PK.”  Beginning on December 24, 2008, our common stock has been quoted on the OTC Bulletin Board under ticker symbol “PREA.OB.”

The following table sets forth the range of the high and low trading prices for our common stock for each fiscal quarter of our last two fiscal years, as provided by Commodity Systems, Inc. through Yahoo! Inc.’s Yahoo!® Finance web site.  These prices reflect actual transactions, without retail mark-up, mark-down or commission.

	High	Low
Fiscal Year Ended December 31, 2008
First Quarter	$3.50	$1.01
Second Quarter	2.50	1.45
Third Quarter	2.45	1.21
Fourth Quarter	1.79	1.26

Fiscal Year Ended December 31, 2009
First Quarter	$1.45	$0.71
Second Quarter	1.10	0.57
Third Quarter	0.94	0.40
Fourth Quarter	0.63	0.18

As of April 10, 2010, there were 17,587,899 shares of our common stock outstanding held by approximately 201 stockholders of record, solely based upon the count our transfer agent provided us as of that date. This number does not include any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.  It also does not include broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

We have not paid dividends on our common stock in the past and do not anticipate paying dividends on our common stock in the foreseeable future.  We anticipate that we will retain future earnings, if any, to fund the development and growth of our business.  While outstanding, the terms of our Series B preferred stock do not permit us to pay any cash dividends on our common stock.  The terms of our Series C convertible preferred stock do not permit us to pay dividends on our common stock unless all dividends with respect to our preferred stock have been paid in full and such payment is not prohibited by the terms of our preferred stock.  In the future, we may be a party to other agreements that limit or restrict our ability to pay dividends.  In addition, the General Corporation Law of the State of Delaware prohibits us from declaring and paying a dividend on our capital stock at a time when we do not have (as defined under that law):

•	a surplus, or, if we do not have a surplus,

•	net profit for the year in which the dividend is declared and for the immediately preceding year.

Recent Sales of Unregistered Securities

We have listed below sales and issuances of our unregistered securities made during 2009 that were not otherwise reported in a Form 10-Q or Form 8-K.

•
On October 22, 2009, we issued 25,000 shares of common stock valued at $0.50 per share and on December 17, 2009 we issued 25,000 additional shares of common stock valued at $0.50 per share to a marketing firm for services received.  These shares were issued under an exemption from Securities Act registration in reliance upon Section 4(2) of the Securities Act.

•
On December 10, 2009, we issued 3,750 shares of our Series C convertible preferred stock valued at $10.00 per share to the former owner of Nycon, in exchange for a release from our obligation to repay $75,000 of the former owner’s notes payable.  These shares were issued under an exemption from Securities Act registration in reliance upon Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder.

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

We believe that the offers and sales indicated as being exempt from Securities Act registration under Rule 506 under the Securities Act were so exempt for, among other things, the following reasons:

•	We complied with the applicable information requirements of Rule 502(b) under the Securities Act at a reasonable time prior to sale with respect to all purchasers who were not accredited investors.

•
We made available to each purchaser a reasonable time prior to his or her purchase the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information that we possessed or were able to acquire without unreasonable effort or expense that was necessary to verify the accuracy of information furnished under Rule 502(b)(2)(ii) under the Securities Act.

•	Neither we nor any person acting on our behalf offered or sold the securities by any form of general solicitation or general advertising.

•	We exercised reasonable care to assure that the purchasers of the securities were not underwriters within the meaning of Section 2(a)(11) of the Securities Act.

•	There were no more than 35 purchasers of the securities, as determined in accordance with Rule 501(e) under the Securities Act.

•
If any purchaser was not an accredited investor, we had reason to believe that each such purchaser either alone or with his or her purchaser representative(s) had such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of an investment in the securities.

•	We filed a notice on Form D no later than 15 calendar days after the first sale of the securities in the offering.

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

Overview and Strategy

We are a diversified environmental company that specializes in delivering innovative, unique and sustainable solutions to alternate energy and recovery services in the United States.  Our corporate objective is the management of complex projects to maximize the beneficial energy, land resource reuse and recycling potential of various materials throughout the United States. .We are a provider of integrated environmental transportation, disposal, recycling, consulting, engineering and related services, enabling the beneficial reuse of soils and industrial waste streams into approved disposal facilities or Brownfield sites

We were originally formed as a Delaware corporation on February 13, 1997 under the name Info Investors, Inc. with the original purpose of engaging in infomercial marketing, but this business never actively developed and was abandoned in 2006.  On January 17, 2006, in connection with our acquisition of South Jersey Development, Inc., we changed our name to Pure Earth, Inc. and began to focus our efforts on the acquisition and operation of companies that serve our objectives.

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

We operate in the following four reportable business segments, which serve as strategic business units through which our operations are generally organized:

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

The operating results from activities previously classified as the Concrete Fibers segment are now reflected as discontinued operations as of and for the years ended December 31, 2009 and 2008.  This segment had originally been created with our acquisition of Nycon effective April 2008.  In this segment, we had recycled used carpet fibers into environmentally sustainable, or “green,” fiber material and repacked and distributed various other fibers as additives to concrete products.  In December of 2009, we decided to discontinue the operation of New Nycon and the Concrete Fibers segment, at which time we began to engage in negotiating the sale of this business, which was completed on March 31, 2010. See “— Development of Our Business and Significant Acquisitions — Acquisition Related to Discontinued Operations.”

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

Our discontinued operations (the former Concrete Fibers segment) generated cash revenues and cash through the sale of packaged concrete fibers to construction companies, concrete manufacturers and wholesalers in the domestic and foreign marketplace. The price at which we sell these fibers was determined based upon the type of fiber, the quantity of the order and the pricing of our competitors for similar products. Our Concrete Fibers revenues were largely dependent upon the demand from the commercial and residential construction industries and prices set by the large companies that purchase our concrete fiber output. Also, this segment’s ability to generate revenue largely depended upon our ability to negotiate favorable sales agreements with these companies and our ability to manage the costs of obtaining raw materials and selling our concrete fiber products.

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

Second, we are focusing on integrating a wide array of related environmental services operations into a single platform to offer our customers a single source for customizable transportation, disposal and treatment and recycling services, all at a lower cost.  Our Materials segment also produces beneficially reused construction materials at a significant discount to the cost of original materials, which supports sales to construction sites.  Our services integration strategy is being developed for us to capitalize on the Brownfield redevelopment industry through the management of a diverse range of contaminated materials and environmental services which we believe will allows us to seek Brownfield sites for efficient and cost-sensitive development of these properties.

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

Revenue Recognition:  We apply the revenue recognition principles set forth under Accounting Standards Codification (“ASC”) Topic 605 — Revenue Recognition (“ASC 605”) and the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” with respect to all of our revenue.  Accordingly, revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collection is reasonably assured.  Revenue is recognized net of estimated allowances, which are determined based upon historical analysis, recent market trends and in some cases specific evaluation.

We recognize revenues associated with each of our four reportable segments as follows:

•
Transportation and Disposal – revenues are recognized upon completion of the disposal of the waste into a landfill or Brownfield, or when it is shipped to a third party for processing and disposal.  We bill our customers upon acceptance of the waste.  Because the disposal process typically occurs within one day of acceptance, we do not generally defer revenue based on the minimal amount of time between billing and completion of waste disposal.  At December 31, 2009 and December 31, 2008, there was not any waste that had been accepted, but not yet disposed of, into a landfill or other facility.

•
Treatment and Recycling – revenues are recognized upon the acceptance of the waste into our facility and the completion of the treatment of hazardous or non-hazardous soils and oil byproducts.  Revenues from waste that is not yet completely processed (and their associated costs) are deferred until the services have been completed.  Some of our customer contracts require a certificate of disposal from a recycling outlet and for those specific contracts revenue is deferred until the disposal process has been completed.  Estimating the amount of revenue and costs of revenue to be deferred for waste that has not yet been completely processed requires significant judgments and assumptions to be made by management, such as the estimated cost per ton for fuel and the costs of handling, transportation and disposal.  At December 31, 2009 and December 31, 2008, we recorded deferred revenues of approximately $0.1 million and $0.1 million, respectively.

•	Environmental Services – revenues are recognized as services are rendered.

•	Materials:

o	Revenue from incoming materials is recognized upon acceptance of the materials into the facility at which time it is deemed earned.

o
Subsequent to the receipt of unprocessed materials, we process the material into a finished product.  The finished product is resold to third parties and revenue is recognized upon delivery of the finished product to the customer.

Revenues with respect to our discontinued operations are recognized upon the shipment of finished goods to our customers. Generally, title to the finished goods and risk of loss pass to the customer when the goods are shipped. Therefore, we recognized revenue for the former Concrete Fibers segment at that point.

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

Goodwill and Intangible Assets with Indefinite Lives.  We assess goodwill and intangible assets with indefinite lives on at least an annual basis or if a triggering event has occurred to determine whether any impairment exists.  We assess whether impairment exists by comparing the carrying value of each reporting unit’s goodwill to its implied fair value.  The implied fair value of goodwill is determined by deducting the fair value of each reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole.  We rely on discounted cash flow analyses, which require significant judgments and estimates about the future operations of each reporting unit, to develop our estimates of fair value.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.

We also have valuable state and local permits that allow our companies within the Treatment and Recycling segment to operate their recycling and soil remediation operations.  The permits do not have any legal, regulatory (other than perfunctory renewal requirements of up to five years on certain permits), contractual, competitive, economic or other factors that would limit the useful lives of the assets, and therefore are deemed to have indefinite lives and are not subject to amortization.  Permits with finite lives were immaterial at December 31, 2009 and December 31, 2008, and any such permits would be amortized on a straight-line basis over their estimated useful lives.

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

Long-Lived Assets.  We periodically evaluate the net realizable value of all of our long-lived assets, including property, plant and equipment and amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We will evaluate events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered.  When indicators of potential impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying business.  An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows from an asset are estimated to be less than the carrying value.  The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. We will also continually evaluate the estimated useful lives of all long-lived assets and, when warranted, revise such estimates based on current events.  For the year ended December 31, 2009, we recorded $0.7 million in losses related to equipment that was removed from service within our Treatment and Recycling segment operations.

Business Combinations.  Acquisitions we enter into are accounted for using the purchase method of accounting.  The purchase method requires our management to make significant estimates.  The accounting principles governing the accounting of business combinations were substantially revised, effective January 1, 2009, by the adoption of ASC Topic 805 – Business Combinations (“ASC 805”).  The adoption of ASC 805 will impact our consolidated financial statements prospectively in the event of any business combination we may enter into after the effective date in which we are deemed to be the acquirer for accounting purposes.  We did not enter into any business combinations subject to this new accounting guidance during the year ended December 31, 2009.

Stock-Based Compensation.  We adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” on July 24, 2007, concurrent with our board of directors approving the 2007 Stock Incentive Plan.  The guidance under SFAS 123(R) was subsequently included in ASC Topic 718 – Compensation - Stock Compensation” (“ASC 718”).  Prior to July 24, 2007, we had not granted any stock-based compensation to our employees, and thus the change in accounting policy represented by the adoption of ASC 718 did not have any effect on our results of operations for periods ending on or before June 30, 2007.

As a result of the adoption of ASC 718, we are required to recognize compensation cost relating to stock-based payment transactions with employees in our consolidated financial statements.  That cost is measured based upon the fair value of the equity or liability instrument issued as of the grant date and is recognized over the requisite service period.

We did not grant any stock-based compensation in the form of options during the years ended December 31, 2009 and December 31, 2008.  When and if we do decide to grant options to our employees or directors, we will be required to determine the grant date fair value of the option using an appropriate option valuation method, such as the Black-Scholes-Merton closed-form option valuation model.  To calculate the grant-date fair value of options, we will be required to make certain estimates or assumptions in accordance with the guidance provided in ASC 718 and ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”) including, among other things, the expected term of the option, the expected volatility of our common stock, the expected dividend yield, the requisite service period of the option and the risk-free interest rate.  Any assumptions we make may need to be adjusted in accordance with ASC 718 or ASC 820 and generally accepted accounting principles.

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

We account for the issuance of common stock purchase warrants and other free standing derivative financial instruments in accordance with the provisions of ASC Topic 825 – Financial Instruments (“ASC 825”) and ASC Topic 815 – Derivatives and Hedging (“ASC 815”).  Based on the provisions of ASC 815, we classify as equity any contracts that require physical settlement or net-share settlement, or give us a choice of net-cash settlement or settlement in our own shares (either physical settlement or net-share settlement). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (either physical settlement or net-share settlement).  As a result, we classify the warrants associated with the convertible debentures and our Series A preferred stock as equity and the warrant issued in connection with the Series B preferred stock as a liability.  We assess the classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Derivative Financial Instruments.  We use derivative financial instruments primarily for the purpose of hedging our exposure to fluctuations in interest rates.  All such instruments are entered into for other than trading purposes.  All derivatives are recognized on the balance sheet at fair value and changes in the fair value of derivatives are recorded in earnings.  Our only outstanding derivative financial instrument at December 31, 2009 was an interest-rate swap entered into in connection with the PE Recycling term loan.  See “ – Debt Obligations – Long-Term Debt.”  This derivative financial instrument is not currently designated as part of a hedge transaction and, therefore, it is accounted for as a freestanding derivative financial instrument.

Fair Value Measurements.  We adopted the provisions of ASC 820 for assets and liabilities that are measured at fair value on a recurring basis effective January 1, 2008.  ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  ASC 820 also prioritizes the use of market-based assumptions, or observable inputs, over entity-specific assumptions or unobservable inputs when measuring fair value and establishes a three-level hierarchy based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date.  The fair value hierarchy designates quoted prices in active markets for identical assets or liabilities at the highest level and unobservable inputs at the lowest level.  Pursuant to ASC 820, when the fair value of an asset or liability contains inputs from different levels of the hierarchy, the level within which the fair value measurement in its entirety is categorized is based upon the lowest level input that is significant to the fair value measurement in its entirety.

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

We determine fair value based on quoted market prices, where available.  If quoted prices are not available, fair value is estimated based upon other observable inputs, and may include valuation techniques such as present value cash flow models, option-pricing models or other conventional valuation methods. We use unobservable inputs when observable inputs are not available.  These inputs are based upon our judgments and assumptions, which are our assessment of the assumptions market participants would use in pricing the asset or liability, including assumptions about risk, and are developed based on the best information available.  Adjustments may be made to reflect the assumptions that market participants would use in pricing the asset or liability.  These adjustments may include amounts to reflect counterparty credit quality, our creditworthiness and liquidity.  The incorporation of counterparty credit risk did not have a significant impact on the valuation of our assets and liabilities recorded at fair value on a recurring basis as of December 31, 2009 and 2008.  The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements.

As of December 31, 2009 and 2008, 26% and 24%, respectively, of our total liabilities were measured at fair value on a recurring basis, which liabilities were related to the Susquehanna term loan and interest rate swap.  Approximately 5% of our liabilities measured at fair value were valued using primarily observable inputs and were categorized within Level Two of the valuation hierarchy.  Our liabilities categorized within Level Two of the valuation hierarchy are comprised of the interest rate swap entered into in relation to the Susquehanna term loan.  Approximately 94% of our liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy.  Our liabilities categorized within Level Three of the valuation hierarchy consist solely of the Susquehanna term loan, which we elected to carry at fair value pursuant to ASC 825.  See Note 15 in the notes to our consolidated financial statements in this annual report for additional information regarding the fair value hierarchy, our assets and liabilities carried at fair value and activity related to our Level Three financial instruments.

Preferred Stock.  We classify and measure our preferred stock according to the provisions of ASC Topic 480 – Distinguishing Liabilities from Equity (“ASC 480”).  Preferred stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value in accordance with ASC 480.  We classify conditionally redeemable preferred shares, which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity.  The Series A preferred stock, which was outstanding until June 30, 2008, contained a put option that was not solely within our control and therefore, was classified as temporary equity.  The Series B preferred stock issued in March 2008 is mandatorily redeemable in March 2013 and is therefore classified as a liability.  On November 30, 2009, we issued Series C convertible preferred stock, which is convertible into shares of the Company’s common stock at the option of the holder.  The Series C convertible preferred stock does not contain any redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control.  Therefore, the shares of Series C convertible preferred stock have been classified as a component of equity as of December 31, 2009.

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

ASC Topic 740 – Income Taxes (“ASC 740”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Based on our evaluation of tax positions taken or expected to be taken in our tax returns, we concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements.    We file U.S. federal income tax returns, as well as tax returns in various state and local jurisdictions.  These returns are subject to audits by the respective tax authorities.  We record penalties and accrued interest related to uncertain tax positions in income tax expense.  Such adjustments have historically been minimal and immaterial to our financial results.

Results of Operations – Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table presents, for the periods indicated, a summary of our consolidated statement of operations information.

	For the Years Ended December 31,
(in thousands, except share and per share data)	2009	2008
Revenues	$43,312	$61,167
Cost of revenues	38,705	50,374
Gross profit	4,607	10,793
Operating expenses:
Salaries and related expenses	4,762	5,929
Occupancy and other office expenses	862	1,101
Professional fees	2,020	1,986
Other operating expenses	1,371	2,081
Insurance	1,101	1,036
Depreciation and amortization	475	441
Impairment of idle machinery and write off of fixed assets	733	1,618
Gain on sale of equipment	(24)	(245)
Total operating expenses	11,300	13,947
Loss from continuing operations	(6,693)	(3,154)
Interest expense, net	(2,445)	(1,889)
Loss from equity investment	(143)	(311)
Expenses for unrealized acquisitions	(30)	(271)
Change in fair value of warrants with contingent redemption provisions	729	1,150
Other income	471	189
Loss from continuing operations before benefit from income taxes	(8,111)	(4,286)
Benefit from income taxes	(1,600)	(2,058)
Net loss from continuing operations	(6,511)	(2,228)
Discontinued operations:
Loss from discontinued operations	(358)	(312)
Benefit from income taxes	—	—
Net loss from discontinued operations	(358)	(312)
Net loss	(6,869)	(2,540)
Less preferred stock dividends	272	478
Net loss available for common stockholders	$(7,141)	$(3,018)
Net loss per share from continuing operations (basic and diluted)	$(0.39)	$(0.16)
Net loss per share from discontinued operations (basic and diluted)	$(0.02)	$(0.02)
Net loss per share	$(0.41)	$(0.18)
Weighted average shares of common stock outstanding during the period (basic and diluted)	17,550,350	17,427,847
Earnings (loss) from continuing operations before interest, taxes, depreciation, and amortization (EBITDA)	$(2,630)	$498

We define EBITDA (from continuing operations), as used in the table above, to mean our net earnings (loss) from continuing operations before interest, benefit from income taxes, depreciation and amortization.  We rely on EBITDA, which is a non-GAAP financial measure:
•	to review and assess the operating performance of our company and our reporting segments, as permitted by ASC Topic 280 – Segment Reporting;

•	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

•	as a basis for allocating resources to various segments or projects;

•	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

•	to evaluate internally the performance of our personnel.

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

The following table presents a reconciliation of net loss from continuing operations, which is our most directly comparable GAAP operating performance measure, to EBITDA for the years ended December 31, 2009 and December 31, 2008:

	For the Years Ended December 31,
	2009	2008
EBITDA	$(2,630)	$498
Depreciation and amortization, including $2,561 and $2,454 of depreciation and amortization classified as a component of cost of revenues	3,036	2,895
Interest expense, net	2,445	1,889
Benefit from income taxes	(1,600)	(2,058)
Net loss from continuing operations	$(6,511)	$(2,228)

(1)        Included on our statement of operations as a component of other income.

Revenues

The following table sets forth information regarding our revenues, excluding intercompany revenues, by segment (excluding discontinued operations) for the years ended December 31, 2009 and 2008.

	For the Years Ended December 31,
	2009		2008
(in thousands)	Amount	% of Revenues	Amount	% of Revenues
Transportation and Disposal	$19,542	45%	$32,454	53%
Treatment and Recycling	20,388	47%	24,878	41%
Environmental Services	571	1%	2,008	3%
Materials	2,812	7%	1,827	3%
Total	$43,313	100%	$61,167	100%

Revenues decreased by $17.9 million, or 29%, from $61.2 million for the year ended December 31, 2008 to $43.3 million for the year ended December 31, 2009.  The overall revenue decrease in 2009 is primarily attributable to a $12.9 million decrease in revenues from the Transportation and Disposal segment, and a $4.5 million decrease in revenues from the Treatment and Recycling segment.  Our revenues from the Environmental Services segment also decreased by $1.4 million for the year ended December 31, 2009 over the prior year period.  Our revenues derived from the Materials segment increased by $1.0 million from the year ended December 31, 2008 to the year ended December 31, 2009.  The overall decrease in the revenues on a company-wide basis and within our two largest segments, Transportation and Disposal and Treatment and Recycling, were caused primarily by the economic downturn which continued to negatively impact our industry throughout 2009, leading to fewer overall jobs in the marketplace, particularly large construction based projects upon which our revenues have historically been dependent.

Revenues from our Transportation and Disposal segment decreased by $12.9 million, or 40%, from the year ended December 31, 2008 as compared to the year ended December 31, 2009.  Revenues in both periods were driven largely by the demand for our Transportation and Disposal services in the New York metropolitan area, which decreased significantly during the fourth quarter of 2008 and throughout all of 2009 as a result of the general downturn in the overall economy and particularly in the construction industry in the New York metropolitan area.  We derived 22% and 36% of our Transportation and Disposal revenues from three large customers for the years ended December 31, 2009 and 2008.  Revenues from the Transportation and Disposal segment are highly dependent upon the market for construction and rehabilitation projects in the New York City metropolitan area, which experienced a significant downturn during the year ended December 31, 2009 as compared to 2008 and prior years. Based upon our current existing backlog for 2010 and continued bidding in the marketplace, we believe that in 2010 the Transportation and Disposal segment should begin to recover from the downturn and return towards historical sales levels experienced during 2007 and the first half of 2008.

Revenues from the Treatment and Recycling segment for the year ended December 31, 2009, decreased by $4.5 million, or 18%, as compared to the year ended December 31, 2008.  The decrease in revenues is largely attributable to a decrease in the volume of incoming clean and contaminated soils for processing in 2009, resulting from the lack of marketplace activity for projects of this nature.  The revenues for the year ended December 31, 2009 reflect a market in which we are competing with other recycling and disposal service companies for fewer overall jobs, resulting in lower pricing on a per ton basis.  During the year ended December 31, 2009, we had three customers which contributed approximately $6.7 million in revenues, or 34% of the segment’s revenues.  As of December 31, 2009, we have made net advancements of approximately $5.7 million to PE Recycling for equipment, capital improvements and working capital needs, which we expect will enhance efficiency of this segment’s operations and thereby translate into increased revenues.  During the year ended December 31, 2009, we also continued to grow our business of brokering alternative waste streams through PE Energy, which contributed $1.7 million of this segment’s revenues for the year ended December 31, 2009 compared to $0.2 million in 2008.

Revenues from the Environmental Services segment decreased by approximately $1.4 million, or 72%, from $2.0 million for the year ended December 31, 2008 to $0.6 million for the year ended December 31, 2009.  This decrease is the result of an overall lack of revenues derived from consulting services and disposal revenues which we had successfully expanded in 2008.  In January of 2008, we purchased a Brownfield location in central Connecticut which we anticipate will provide a disposal site for excavated soils from the Connecticut and New England marketplace over the next three to four years.  We have experienced significant delays in obtaining the necessary permits and approvals from both state and local authorities, which are required for us to begin accepting materials to this site.  As a result of these unexpected delays, we presently anticipate that this site will begin generating revenues in the fourth quarter of 2010.

Revenues from the Materials segment increased by approximately $1.0 million, or 54%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  The Materials segment results overall were positively affected by our consolidation of two rock crushing facilities into one facility during the fourth quarter of 2008.  In October of 2008, we terminated our lease and operating agreement for the North Bergen rock crushing facility, and as a result we are no longer required to first offer the owner of this facility a fixed price for our rock and aggregate products.  We believe that we will be able to continue to sell these products at higher prices to other customers, which will result in higher revenues on a per ton basis.  The loss of production stemming from the closure of this rock crushing facility has been offset by increased production at our Lyndhurst site, which can now process higher quantities of material using $1.8 million of equipment that we began to lease in 2008.

The table above excludes intercompany revenues of approximately $2.7 million and $3.3 million for the years ended December 31, 2009 and 2008, respectively, which revenues were eliminated from our consolidated statements of operations.  Our intercompany revenues largely reflect our use of Transportation and Disposal services internally for our Materials processing activities and the shipment of wastes to our Treatment and Recycling segment facilities.  We generally reflect these services at their current market value when rendered.  An important part of the strategic alignment of our segments is the synergies and cost savings that these segments can provide to each other, which benefits us as a whole.

Cost of Revenues

The following table sets forth information regarding our cost of revenues, excluding intercompany costs, by segment for the years ended December 31, 2009 and 2008.

	Cost of Revenues – By Segment
	For the Years Ended December 31,
	2009		2008
(in thousands)	Amount	% of Revenues	Amount	% of Revenues
Transportation and Disposal	$15,604	36%	$22,628	37%
Treatment and Recycling	19,328	45%	22,234	36%
Environmental Services	543	1%	1,685	3%
Materials	3,230	7%	3,827	6%
Total	$38,705	89%	$50,374	82%

	Gross Profit – By Segment
	For the Years Ended December 31,
	2009		2008
(in thousands)	Amount	% of Revenues	Amount	% of Revenues
Transportation and Disposal	$3,938	20%	$9,826	30%
Treatment and Recycling	1,060	5%	2,644	11%
Environmental Services	28	5%	323	16%
Materials	(419)	(15)%	(2,000)	(110)%
Total	$4,607	11%	$10,793	18%

Cost of revenues decreased by approximately $11.7 million, or 23%, from $50.4 million for the year ended December 31, 2008 to $38.7 million for the year ended December 31, 2009.  Our cost of revenues as a percentage of revenues increased to 89% for year ended December 31, 2009 from 82% for the year ended December 31, 2008.  The decline in our gross margin is primarily attributable to decreased margins within the Treatment and Recycling segment, which in turn is due to a decrease in the revenue per ton of material processed in 2009 compared to 2008.  This decrease is the result of increased competition in the marketplace due to lower overall sources of incoming material to be processed.  The gross profit margin in the Materials segment improved by $1.6 million as a result of consolidating the North Bergen operations into our Lyndhurst site and the termination of the North Bergen lease and operating agreement.  The decreased margins in the Environmental Services segment are the result of lower overall revenue amounts as compared to the costs of employing our environmental consulting professionals.  The gross margins for our Transportation and Disposal segment decreased from 30% to 20% for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  This decrease is primarily attributable to an overall lack of large construction projects in the New York metropolitan area, which have historically provided for higher margins as compared to smaller projects, as well as downward pricing pressure resulting from increased competition.

We plan to decrease our cost of revenues to improve our gross margins by increasing the number of disposal outlets accessible to us that are located closer to customer job sites, which would decrease our transportation costs and provide alternative disposal options to landfills.  Additionally, we plan to decrease transportation and disposal costs by adding new transportation providers, negotiating long-term contracts at more favorable prices, and using Brownfield properties that we own or operate as additional disposal outlets.

For 2010, we expect to operate at gross margins ranging from 15% to 20% on a consolidated basis.  We anticipate an increase in gross margins from 2009 due in large part to several large Transportation and Disposal jobs which we expect to provide increased gross margins and the treatment of higher priced materials within the Treatment and Recycling segment coupled with decreased operating costs.  These estimates are based on our current expectation of costs of labor and transportation.  Our ability to achieve our estimated gross margins in future periods may be impacted by, among other things, overall economic conditions, fuel prices that rise faster than anticipated, increases in disposal costs arising from a reduction in the disposal facilities’ capacity or additional restrictions that may be placed on the types or amounts of waste they may be able to accept, and our ability to successfully implement initiatives to reduce operating expenses.

Operating Expenses

Our operating expenses include:

•	salaries and related expenses (other than direct labor costs and union benefits described above);

•	occupancy and other office expenses;

•	professional fees;

•	insurance;

•	depreciation and amortization (other than amounts included as a component of cost of revenues as described above);

•	impairment of idle machinery and write off of fixed assets;

•	gain recognized on our sale of certain equipment; and

•	other miscellaneous operating expenses.

The following table summarizes the primary components of our operating expenses for the years ended December 31, 2009 and 2008.

	For the Years Ended December 31,		Period to Period Change
(in thousands, except percentages)	2009	2008	Amount	Percentage
Salaries and related expenses	$4,762	$5,929	$(1,167)	(20)%
Occupancy and other office expenses	862	1,101	(239)	(22)%
Professional fees	2,020	1,986	34	2%
Other operating expenses	1,371	2,081	(710)	(34)%
Insurance	1,101	1,036	65	6%
Depreciation and amortization	475	441	34	8%
Impairment of idle machinery and write off of fixed assets	733	1,618	(885)	(55)%
Gain on sale of equipment	(24)	(245)	221)	(90)%
Total operating expenses	$11,300	$13,947	$(2,647)	(19)%

Salaries and related expenses represented approximately 42% of our total operating expenses for the year ended December 31, 2009 and were driven primarily by our overall headcount and compensation structure.  Our costs associated with salaries and other related expenses decreased by $1.2 million, or 20%, which is due to reductions in headcount which took place during the first and second quarters of 2009 and voluntary reductions in management’s salaries which went into effect on June 1, 2009.    We also did not award bonuses to our employees during 2009, reflecting overall company-wide performance during the year.

We maintain employment agreements with many of our officers and key employees, many of which provide for fixed salaries, annual increases in base salary, bonuses based upon performance and other forms of compensation.  In June 2008, we entered into employment agreements with two of our executive officers, which provide them with increases in base salary and other benefits from year to year.  A number of our employment arrangements include compensation tied to metrics of our operating performance, such as pre-tax income or EBITDA.  Furthermore, in the second quarter of 2007, our board of directors adopted our incentive plan, which allows us to issue awards of options and shares of restricted stock to our employees, non-employee directors and certain consultants and advisors, for which we will be required to recognize as compensation expense the fair value of these awards over the associated service period.  We also pay monthly commission expenses to our sales representatives operating in our Transportation and Disposal and Materials segments, based upon a percentage of overall sales volume and or gross profits, with additional incentives if certain sales thresholds are crossed.  We anticipate that over time, our revenues and gross profits will return to and exceed the levels experienced in previous years and beyond.  As a result, we expect that our salaries and related expenses will increase in terms of absolute dollars and, likely, as a percentage of total operating expenses.

Occupancy and other office expenses represent our costs associated with the rental of our office space and other facilities, temporary labor, dues and subscriptions, postage and other office expenses.  Rent includes the cost of leasing our principal executive offices in Trevose, Pennsylvania and additional properties and facilities in New York, New Jersey and Connecticut to support our operations.  Occupancy and other office expenses decreased by $0.2 million, or 22%, from the year ended December 31, 2008 as compared to the year ended December 31, 2009, which is primarily attributable to the consolidation of our Materials segment facilities into one operating location, consolidation of the Bronx, New York office into the Lyndhurst site, and the implementation of cost cutting initiatives and lower office expenses at Corporate and PE Recycling.

For the years ended December 31, 2009 and 2008, our professional fees consisted primarily of:

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

Our professional fees increased by $0.1 million, or 2%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008, which is result of additional legal fees associated with the ongoing PE Disposal litigation, legal fees relating to various amendments with our senior lender and litigation resulting from our termination of the former owner of PE Recycling.  For 2010, we anticipate that our auditing, accounting and other professional fees will be consistent with our 2009 costs, except that we expect to incur additional accounting and professional fees in order to comply with the internal control over financial reporting auditor attestation requirements under the Sarbanes-Oxley Act of 2002, or SOX, beginning with our 2010 fiscal year.  Also, as we grow, whether through internal growth or by acquisition, the amount of legal and other professional fees for any future transaction will increase as a result of our status as an SEC reporting company subject to SOX.

We maintain various policies for workers’ compensation, health, disability, umbrella, pollution, product liability, general commercial liability, title and director’s and officer’s liability insurance.  Our insurance costs increased by approximately $0.1 million, or 6%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  We renegotiated our insurance coverage company-wide in August 2009, which resulted in an increase to our insurance premiums as a result of past accidents within the Transportation and Disposal segment.

For the year ended December 31, 2009, we incurred $0.7 million in charges relating to the write off of fixed assets held at PE Recycling.  In December of 2009 we removed equipment from service with a net carrying value of $0.7 million and placed into service refurbished pieces with a value of $1.0 million.  We determined that the pieces removed from service were impaired and of little value due to the worn-out condition of these pieces and the amount of money that would need to be spent to make them fully functional.  These charges were accompanied by a corresponding reversal of approximately $0.2 million of the deferred tax liability associated with the idle machinery.  For the year ended December 31, 2008, we incurred approximately $1.6 million in impairment charges relating to idle machinery held at PE Recycling due to the softening of the overall economy.  These impairment charges were accompanied by a corresponding reversal of approximately $0.6 million of the deferred tax liability associated with the idle machinery.  At December 31, 2009 and 2008, the idle machinery at PE Recycling had a carrying value of $3.8 million and $6.8 million, respectively, with approximately $1.3 million and $2.7 million of remaining deferred tax liabilities recorded in relation to this idle machinery.  We plan to place additional pieces of this equipment into service during the upcoming year and will attempt to sell the remaining pieces that we are unable to use in our operations.

In November 2008, PE Materials shifted its rock crushing operations from the North Bergen, New Jersey facility to its other location in Lyndhurst, New Jersey.  As a result of this move, approximately $345,000 of equipment was no longer needed for operations and was transferred into idle machinery.  We intend to hold this equipment for sale and have recorded the equipment on our consolidated balance sheets at the lower of cost or market value.

Other operating expenses consist of general and administrative costs, such as travel and entertainment, bank service fees, advertising, bad debt expense and other office and miscellaneous expenses.  Other operating expenses decreased by approximately $0.7 million, or 34%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  This decrease was primarily attributable to cost cutting initiatives, consolidation of offices, and a reduction in bad debt expense.  During the year ended December 31, 2008, we had incurred approximately $0.6 million in additional bad debt expense as a result of an increase in our provision for doubtful accounts.  During the year ended December 31, 2009, we recorded an additional $0.3 million of bad debt expense in connection with the settlement of an outstanding accounts receivable.  We anticipate that in future periods, other operating expenses will continue to grow on a basis comparable to our increase in revenues.

Loss from Continuing Operations

The following table sets forth our loss from continuing operations by reportable segment for the years ended December 31, 2009 and 2008.

	For the Years Ended December 31,		Period to Period Change
(in thousands, except percentages)	2009	2008	Amount	Percentage
Transportation and Disposal	$(355)	$3,343	$(3,698)	(111)%
Treatment and Recycling	(2,604)	(1,085)	(1,519)	(140)%
Environmental Services	(445)	(333)	(112)	(34)%
Materials	(396)	(1,603)	1,207	75%
Corporate and Other	(2,893)	(3,476)	583	17%
Total	$(6,693)	$(3,154)	$(3,539)	(112)%

The increase in loss from continuing operations within the Transportation and Disposal segment is due in large part to a decrease in the overall Transportation and Disposal revenues of approximately $12.9 million (excluding intercompany revenues) coupled with a decrease in the gross profit margin from 30% for the year ended December 31, 2008, to 20% for the year ended December 31, 2009.  This decrease in gross profit margin is due primarily to the increased competition in the marketplace for fewer overall projects resulting in downward pricing pressure.  The Transportation and Disposal segment in 2009 continued to be negatively impacted by the decline in the overall economy and the construction industry in the New York metropolitan area, which we experienced during the fourth quarter of 2008 and throughout 2009.

For the year ended December 31, 2009, the Treatment and Recycling segment had a loss from operations of approximately $2.6 million as compared to a loss from operations of approximately $1.1 million for the year ended December 31, 2008.  The decrease in operating results for the year ended December 31, 2009 is primarily due to a decrease in revenues of $2.9 million and lower revenue per ton pricing, coupled with increased disposal and transportation costs and operating expenses.  During the year ended December 31, 2009, we made significant efforts to decrease our operating costs through the elimination of approximately $1.7 million in salaries, the management of disposal costs, and improvements in our operating efficiencies.  We expect that as the volume of incoming materials increases, our income from operations attributable to the Treatment and Recycling segment will also improve.  During the years ended December 31, 2009 and 2008, PE Energy contributed an operating loss of approximately $0.2 million and $0.3 million, respectively, due in large part to being a startup operation with certain fixed overhead costs, such as salaries.

Loss from operations within the Environmental Services segment was approximately $0.4 million for the year ended December 31, 2009 as compared to a loss of approximately $0.3 million for the year ended December 31, 2008.  The loss from operations during 2009 was primarily attributable to a lack of new business resulting from our environmental consulting services combined with additional legal and permitting costs for relating to our Brownfield property.  We expect that our losses from operations in the Environmental Services segment will improve in 2010, as we have reduced personnel and shifted our focus primarily to the development of the Brownfield site.  As a result of the permitting and licensing delays we experienced in 2009, we presently expect to commence revenue producing operations at our initial Brownfield property in the fourth quarter of 2010.

The loss from operations attributed to the Materials segment decreased from $1.6 million for the year ended December 31, 2008, to a loss from operations of $0.4 million for the year ended December 31, 2009.  The improvement in this segment resulted primarily from the consolidation of our rock crushing facilities from two locations into one and the termination of the North Bergen lease and operating agreement.   As a result, we are no longer required to first offer the owner of the North Bergen facility a fixed price for our rock and aggregate products.  We have been able to sell these products at higher prices to other customers, which contributed to higher revenues and better margins on a per ton basis in 2009.

The loss from continuing operations attributed to the Corporate and Other segment decreased from $3.5 million for the year ended December 31, 2008 to $2.9 million year ended December 31, 2009.  This reduction in our loss from operations is due to decreased operating expenses at our corporate headquarters resulting primarily from:

•	a decrease in salary costs of approximately $0.1 million from headcount reductions coupled with management’s voluntary salary reductions; and

•
a decrease in professional fees of approximately $0.4 million as a result of the non-recurrence in 2009 of, among other things, legal costs incurred during 2008 in connection with us becoming an SEC reporting company.

Interest Income and Expense

Interest expense, net of interest income earned on our short-term deposits of excess operating cash, was $2.5 million and approximately $1.9 million for the years ended December 31, 2009 and 2008, respectively.  The increase in interest expense is due to

•
approximately $0.3 million of additional interest expense incurred in relation to our Series B preferred stock offering and related accretion of the debt discount and amortization of deferred financing costs, as the Series B preferred stock was outstanding for the full year in 2009 but only for approximately ten months in 2008;

•	$0.3 million increase in interest expense incurred on our revolving line of credit, resulting from increased interest rates under the terms of our former revolving line of credit; and

•	$0.2 million of additional interest expense resulting from the amortization of deferred financing fees arising from amendments to our former revolving line of credit agreement.

We anticipate that the annual interest cost associated with our Series B preferred stock will be approximately $1.3 million (including amortization of the deferred financing costs and accretion of the debt discount).

On February 11, 2010, we refinanced our existing revolving line of credit with a new lender.  See “-Debt Obligations- Revolving Lines of Credit.”  We will be required to pay the lender an invoice service fee equal to 0.95% charged monthly on the daily outstanding principal balance under the line of credit.   Interest will be charged by the lender on the daily outstanding principal balance of the line of credit at the prime rate plus 2.5% on an annualized basis charged daily, collected at the end of each month.  The prime rate is the greater of the prime rate as published in the Wall Street Journal as the “Prime Rate” (equal to the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks) or 5% per year.  The interest expense incurred in relation to this new revolving line of credit will fluctuate based upon our working capital requirements, as well as changes in the prevailing interest rates. As a result of this refinancing, we anticipate that our interest expense charged on the outstanding principal will increase by approximately $0.2 million, however this increase will be offset by a decrease in interest expense resulting from the amortization of deferred financing fees which were significantly higher under the previous senior lender.

On November 12, 2008, we refinanced our existing long-term debt and revolving line of credit at PE Recycling into a consolidated $8.0 million, seven-year term loan.  In connection with this refinancing, we also entered into an interest rate swap agreement, which effectively converted this adjustable-rate loan into a fixed-rate loan with an annual interest rate of 6.10%.  See “– Debt Obligations – Long-Term Debt.”

Expenses for Unrealized Acquisitions

For the year ended December 31, 2009, we incurred $30,000 for the write-off of previously capitalized acquisition costs relating to a prospective Brownfield project which, due to market conditions, we no longer plan to continue.  For the year ended December 31, 2008, we incurred expenses for the write-off of previously capitalized acquisition costs of approximately $271,000.  We incurred $243,000 in expenses for unrealized acquisitions relating to prospective Brownfield developments for which we ultimately were unable to obtain the necessary permits or desired regulatory status and we therefore disengaged from these projects.  We also incurred an additional $28,000 of expenses in relation to start-up costs at PE Energy for potential project sites which were ultimately unsuccessful.

Loss from Equity Investment

On April 30, 2007, we acquired a 50% interest in a joint venture formed to identify and enter into recycling opportunities for spent metal catalysts.  We account for this investment under the equity method of accounting.  As a result, for the year ended December 31, 2009, we recognized a loss of $143,431, which represents 50% of the joint venture’s loss for the year.  For the year ended December 31, 2008, we recognized a loss of $310,678, which represented 50% of the joint venture’s loss for the year.  These losses relate primarily to the write-off of costs incurred on developmental projects, write-down of inventory values and significant downturn in the metals market.

Change in Fair Value of Warrants with Contingent Redemption Provisions

Change in fair value of warrants with contingent redemption provisions was $0.7 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively.  These amounts represent gains relating to the warrants issued with our Series B preferred stock, which occurred because these warrants were revalued as of December 31, 2009 and 2008, as required under ASC 815.  The decrease in the estimated fair value of these warrants was the result of a decline in the fair value of our common stock underlying these warrants.

Other Income

Other income for the year ended December 31, 2009 was approximately $0.5 million as compared to $0.2 million for the year ended December 31, 2008.  In June of 2009, PE Recycling settled outstanding fines and compliance issues with various state and local authorities for approximately $0.2 million and for which a $0.6 million liability was previously recorded as part of the opening balance sheet at the date of acquisition on March 30, 2007.  The settlement of these compliance issues and fines at a reduced amount resulted in a gain of approximately $0.4 million, which was recorded as a component of other income for the year ended December 31, 2009.

In connection with the refinancing of PE Recycling’s revolving line of credit on November 12, 2008, we also entered into an interest rate swap agreement, which essentially converts our adjustable rate term loan to a fixed-rate loan bearing interest at an annual rate of 6.10%.  We account for this interest rate swap as a derivative contract pursuant to ASC 815, and therefore we recorded a fair value adjustment increase of approximately $0.1 million for the year ended December 31, 2009.  The fair value adjustment on the interest rate swap was offset in large part by a mark-to-market adjustment decrease of approximately $0.1 million for the year ended December 31, 2009 on Pure Earth Recycling’s term loan, for which we have elected to apply the fair value option under ASC 820.

During 2008, PE Recycling underwent a sales and use tax audit in the State of New Jersey, which was settled as of June 30, 2008 for approximately $0.3 million.  We had previously recorded an accrued liability of $0.5 million as part of the opening balance sheet of PE Recycling on March 30, 2007.  Pursuant to the PE Recycling purchase agreement and related amendments, a portion of the reduction in this liability from $0.5 million to $0.3 million is due back to the former owner in the form of shares of our common stock.  Accordingly, we recorded a liability of approximately $166,000, and the settlement of this matter resulted the recognition of a gain of approximately $0.2 million for the year ended December 31, 2008.

In connection with the refinancing of the PE Recycling revolving line of credit on November 12, 2008, we also entered into an interest rate swap agreement, which essentially converts our adjustable rate term loan to a fixed-rate loan bearing interest at an annual rate of 6.10%.  We account for this interest rate swap as a derivative contract pursuant to ASC 815, and therefore we recorded a fair value adjustment decrease of $0.5 million for the year ended December 31, 2008.  The fair value adjustment on the interest rate swap was offset in large part by a mark-to-market adjustment increase of $0.5 million on the new PE Recycling term loan, for which we have elected to apply the fair value option under ASC 820.

Benefit From Income Taxes

For the year ended December 31, 2009, we recognized a benefit from income taxes of approximately $1.6 million, compared to a benefit from income taxes of $2.1 million for the year ended December 31, 2008.  The 2009 provision reflects approximately $0.1 million of current federal and state tax liabilities, arising mainly from our recognition of $8.1 million of net losses before taxes in 2009, compared to $4.3 million of net losses before taxes for the year ended December 31, 2008.  For the year ended December 31, 2009, we also recognized $1.7 million of deferred income tax benefits as compared to $1.3 million of deferred income benefits for the year ended December 31, 2007.  Deferred income tax expense or benefit represents the future tax consequences attributable to differences between the carrying amount of certain assets and liabilities on our consolidated financial statements and their respective tax bases and loss carryforwards.  The large year-to-year change was primarily attributed to increased losses in 2009 as compared to 2008, as well as a decrease in our effective income tax rate from 45% for year ended December 31, 2008 to 19% for the year ended December 31, 2009.  The decrease in our effective tax rate is the result of the establishment of an additional $1.8 million valuation allowance for the year ended December 31, 2009 against certain portions our net operating loss carryforwards, as we believe that it is more likely than not that these net operating loss carryforwards will not be realized. We anticipate that our effective income tax rate for 2010 will be approximately 40%.  As of December 31, 2009, we had approximately $9.1 million and $24.1 million of federal and state net operating losses, which begin to expire in 2018 and 2013, respectively.  As of December 31, 2008, we had $2.8 million and $16.6 million of Federal and state net operating loss carryforwards, which begin to expire in 2018 and 2013, respectively.

Losses from Discontinued Operations

During the years ended December 31, 2009 and 2008 we had losses of $0.3 million in each year relating to the discontinued operations of New Nycon and the Concrete Fibers segment.  These losses were largely the result of lower than expected revenues due to an overall lack of marketplace demand for cement and concrete products.  This decreased demand was attributable to the decline in building within the residential housing market and the decline in commercial projects requiring the use of concrete.  Revenues during the years ended December 31, 2009 and 2008 were $1.6 million and $1.6 million, respectively.

Liquidity and Capital Resources

Overview

Major changes in our financial position during the year ended December 31, 2009 and during the first quarter of 2010 included the following items:

•
During the year ended December 31, 2009, we had a net loss from continuing operations of approximately $6.9 million.  These losses have resulted in a decrease in working capital from $5.1 million as of December 31, 2008 to $0.2 million as of December 31, 2009.

•
During the year ended December 31, 2009, we entered into several amendments of our former revolving line of credit agreement which reduced our maximum amount under this facility from $7.5 million as of December 31, 2008, to $3.1 million as of December 31, 2009.  These amendments also resulted in the removal of certain loan reserves previously held by our lender and added and replaced financial covenants.  We also added PE Recycling and certain of our other subsidiaries as borrowers to the line of credit agreement, which added their accounts receivable and inventory as collateral and provided for an initial increase in borrowing availability of $2.2 million in March of 2009.  See summary under “—Revolving Line of Credit” below.

•
On February 11, 2010, we refinanced our existing revolving line of credit by entering into a Commercial Financing Agreement with a new lender.  Under the Commercial Financing Agreement with the new lender, we have available to us a line of credit in the principal amount of up to the lesser of $5.0 million, or 85% of all eligible accounts receivable (as defined under the financing agreement) that have not been paid.  This refinancing increased our maximum line of credit amount from $3.1 million under the previous lender to $5.0 million, which was critical in enhancing our liquidity in 2010 to fund the projected growth in our accounts receivable.  This refinancing provided for approximately $1.4 million of initial borrowing availability as a result of a higher advance rate and less stringent accounts receivable eligibility requirements.

•
During the year ended December 31, 2008, we had approximately $2.8 million of outstanding accounts receivable for a large job in New York City that was subject to dispute and ongoing litigation.  In June 2009, we settled this dispute for $2.0 million, of which $1.0 million was received  on July 1, 2009 and the remaining $1.0 million is to be repaid in 18 monthly installments of $55,555 per month.  As of December 31, 2009, we had received the first four of these monthly installments, totaling $0.2 million.

•
On November 30, 2009 we issued 101,650 shares of our Series C convertible preferred stock in exchange for proceeds of approximately $1.0 million (see summary under “— Series C Convertible Preferred Stock” below).  We used these proceeds for working capital purposes and to reduce outstanding borrowings on our revolving credit facility.

•
During the fourth quarter of 2009 and as a result of the operating losses incurred during the year ended December 31, 2009, we negotiated interest-only periods with several of our lenders and operating lease holders, which we expect to save approximately $0.7 million in cash payments during the period from November 2009 through May 2010 (see “—Long-Term Debt” for more details on these negotiations).

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and money market accounts.  We had approximately $0.8 million and $0.9 million of cash and cash equivalents on hand as of December 31, 2009 and 2008, respectively.  As of December 31, 2009, we also had approximately $0.2 million on deposit to secure an outstanding letter of credit.  We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses, preferred stock dividends and income taxes.

Summary of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2009 and 2008:

	For the Years Ended December 31,
(in thousands)	2009	2008
Net cash used in operating activities	$(582)	$(3,113)
Net cash used in investing activities	$(330)	$(489)
Net cash provided by financing activities	$808	$2,617

Net Cash Used in Operating Activities

The most significant items affecting the comparison of our operating cash flows for the years ended December 31, 2009 and 2008 are summarized below:

•
Increase in loss from continuing operations – Our loss from continuing operations, excluding depreciation and amortization, was $3.6 million for the year ended December 31, 2009 and $0.3 million for the year ended December 31, 2008.  Our loss increased by $3.4 million from year to year, which negatively impacted our cash flows for the year ended December 31, 2009.

•
Decrease in accounts receivable – Sources of cash from changes in accounts receivable were approximately $3.0 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively.  The decrease in accounts receivable at December 31, 2009 is the result of an overall decrease in the revenues within our Transportation and Disposal and Treatment and Recycling segments, combined with the collection of a large amount of aged accounts receivable which were outstanding as of December 31, 2008.   The decrease in accounts receivable at December 31, 2008, was the result of a decrease in revenues from our Transportation and Disposal segment, offset in part by increases in the overall aging of the accounts receivables for this segment.  In particular, we had receivables from one large job outstanding in the amount of approximately $2.8 million as of December 31, 2008, which were disputed but ultimately settled in June of 2009.  See “Item 3.  Legal Proceedings – Litigation – Accounts Receivable Litigation.”

•
Change in restricted cash – We recognized an increase in restricted cash of $0.8 million for the year ended December 31, 2008.  This cash was restricted for the purpose of establishing a six-month principal and interest payment reserve for the PE Recycling term loan and to establish a $0.2 million deposit account to support an outstanding letter of credit.  For the year ended December 31, 2009, we used $0.6 million of this restricted cash to make principal and interest payments for under the term loan, and the $0.2 million deposit supporting a letter of credit remained outstanding.

•
Decrease in prepaid expenses and other current assets – Sources of cash from prepaid expenses and other current assets were $0.6 million and $0.1 million for the years ended December 31, 2009 and 2008.  The source of cash for the year ended December 31, 2009 was primarily attributable to the receipt of an income tax refund from the year ended December 31, 2008.  The source of cash in the year ended December 31, 2008 was primarily attributed to a decrease in prepaid expenses relating to PE Recycling and our Transportation and Disposal segments.

•
Increase in deposits and other assets – A use of cash from an increase in deposits and other current assets for the year ended December 31, 2009 was approximately $0.5 million.  This use of cash was primarily due to an increase of $0.1 million relating to the addition of an outstanding notes receivable within our Transportation and Disposal segment and $0.4 million relating to our investment in ACR.

•
Decrease in accounts payable – Uses of cash for accounts payable were $(0.5) million and $(0.4) million for the years ended December 31, 2009 and 2008 respectively.  The decrease in accounts payable during the years ending December 31, 2009 and 2008 was the result of the decrease in overall sales volume and corresponding costs associated with these sales, particularly during the fourth quarter of 2008 and throughout 2009.

•
Decrease in accrued expenses and other current liabilities – Uses of cash for accrued expenses and other current liabilities were $(0.6) million and $(1.6) million for the years ended December 31, 2009 and 2008, respectively.  The decrease in accrued expenses and other liabilities for the year ended December 31, 2009 was due to the settlement of an NJ DEP fine relating to our PE Recycling operations whereby we had previously accrued $0.6 million relating to this potential liability which was ultimately settled for $0.2 million.  The remaining differential in 2009 was due to the timing of various payroll and other liabilities.  The decrease in accrued expenses and other liabilities during the year ended December 31, 2008 was primarily the result of the timing of the payment for items such as insurance and the settlement of the New Jersey sales and use tax audit at PE Recycling, as well as a decrease in accrued bonuses and commissions due to decreased sales volumes and profitability and a decrease in accrued liabilities at Juda as a result of having only one union employee.

•
Changes in accrued disposal costs – For the year ended December 31, 2009, sources of cash from accrued disposal costs were $0.4 million due to the timing of our shipment and processing of materials with the Treatment and Recycling operations.  During the year ended December 31, 2008, we spent $1.0 million on reducing our accrued disposal costs, which resulted from transporting processed material from our Treatment and Recycling operations.

•	Increase in amounts due from joint venture – Amounts due from joint venture increased by $0.2 million as a result of losses incurred in our equity investment in ACR.

Our overall liquidity and the availability of capital resources is highly dependent on revenues derived from several large customers, which comprised approximately 13% and 19% of our consolidated revenues for the years ended December 31, 2009 and 2008, respectively.  The revenues derived from these customers are a key component of the operations within the Treatment and Recycling and Transportation and Disposal segment, and therefore are integral to providing liquidity to not only that operating segment, but also to our overall operations as a whole.  The slowdown or loss of one or more of these customers could negatively impact our liquidity and ability to provide adequate capital resources to meet all of our ongoing capital requirements.  We are currently in the process of attempting to broaden our capital resources and sources of revenue through the addition of new customers within the Transportation and Disposal segment in order to minimize the dependence on our revenues from these significant customers.

We use EBITDA, a non-GAAP financial measure, as a liquidity measure to assess our ability to meet our debt service obligations and satisfy our debt covenants, some of which are based on our EBITDA.  We believe the use of EBITDA as a liquidity measure and in required financial ratios is a common practice among asset- and receivables-based lenders.  In providing EBITDA as a liquidity measure, we believe EBITDA is useful from an economic perspective as a measurement of our ability to generate cash, exclusive of cash used to service existing debt, by eliminating the effects of depreciation, financing and tax rates on our ability to finance our ongoing operations  Furthermore, because EBITDA is used as a standard measure of liquidity by other similar companies within our industry, we believe it provides a reasonable method for investors to compare us to our competitors.  However, the use of EBITDA as a measure of our liquidity has limitations and should not be considered in isolation from or as an alternative to GAAP measures, such as net cash provided by operating activities.  See “ – Results of Operations – Year Ended December 31, 2009 Compared to Year Ended December 31, 2008.”

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the years ended December 31, 2009 and December 31, 2008.

	For the Years Ended December 31,
(in thousands)	2009	2008

EBITDA	$(2,630)	$498
Adjustments to reconcile EBITDA to net cash used in operating activities:
Interest expense, net	(2,445)	(1,889)
Depreciation expense from discontinued operations	(174)	(133)
Provision for (benefit from) income taxes	1,600	2,058
Interest expense for accretion of warrant discount	308	200
Amortization of deferred financing costs	354	121
Interest expense for Series B preferred stock payment in kind	604	210
Impairment of idle machinery and write off of fixed assets	733	1,618
Provision for doubtful accounts	251	750
(Gain) loss on sale of property and equipment	(24)	(245)
Stock-based payments	98	89
Write-off of expenses for unrealized acquisitions	30	271
Change in fair value of derivatives and other assets and liabilities measured at fair value	5	—
Change in fair value of warrants with contingent redemption provisions	(729)	(1,151)
Deferred income taxes	(1,679)	(1,309)
Changes in operating assets and liabilities:
Accounts receivable	3,027	919
Inventories	(85)	(120)
Prepaid expenses and other current assets	550	44
Deposits and other assets	(524)	195
Restricted cash	602	(814)
Accounts payable	(471)	(375)
Accrued expenses and other current liabilities	(613)	(1,619)
Accrued disposal costs	410	(1,031)
Contingent consideration	—	(33)
Due from joint venture	224	(343)
Income taxes payable	—	(1,024)
Total adjustments	2,052	(3,611)
Net cash used in operating activities	$(578)	$(3,113)

Net Cash Used in Investing Activities

Our investing activities for the year ended December 31, 2009 resulted from investments in our equipment within the Treatment and Recycling segment.  We spent approximately $0.4 million in 2009 on a project to refurbish and modify our existing equipment at PE Recycling in order to improve its operating efficiency and capacity to process increased amounts of refinery waste, which we anticipate receiving in 2010 as a result of the Province of Ontario’s LDR.  See “Item 1.  Business – Our Integrated Environmental Services – Treatment and Recycling Segment – Refinery Services.”  We also received approximately $0.1 million from the sale of vehicles and equipment not needed in our ongoing operations during the year ended December 31, 2009.

Our investing activity for the year ended December 31, 2008 primarily resulted from our strategy of growing our operations by acquiring what we believed were complementary companies in the environmental services sector.  On April 1, 2008, we completed the acquisition of Nycon and began the operations of our Concrete Fibers segment, which used approximately $45,000 in cash.  We also spent $0.2 million in payments for pending acquisitions during the year ended December 31, 2008, which related primarily to the startup of PE Energy and costs to seek to acquire a second Brownfield site, which were subsequently expensed due to the acquisitions not being completed.   For the year ended December 31, 2008, we also received proceeds of $0.7 million from the sale of trucks and equipment that were previously utilized at Juda within our Transportation and Disposal segment.

Net Cash Provided by Financing Activities

The most significant items affecting the comparison of our cash flows provided by financing activities for the years ended December 31, 2009 and 2008 are summarized below:

•	Private placements of securities –

For the year ended December 31, 2009:

o
On November 30, 2009 we raised approximately $1.0 million in net proceeds from the private placement of 101,650 shares of our Series C convertible preferred stock with a purchase price of $10.00 per share.

o	We paid approximately $60,000 in dividends relating to our then outstanding Series A preferred stock.

For the year ended December 31, 2008:

o
In March 2008, we received approximately $5.8 million in proceeds, net of financing fees and offering expenses of approximately $0.5 million, from the private placement of 6,300 shares of our Series B preferred stock and a related warrant, at a purchase price of $1,000 per share.

o	We paid $0.1 million in dividends relating to our then outstanding Series A preferred stock.

•	Other indebtedness –

For the year ended December 31, 2009:

o
During the year ended December 31, 2009 we had net borrowings of approximately $1.5 million under our revolving line of credit and $1.3 million in repayments of long-term debt and notes payable.  During the year ended December 31, 2008 we had net repayments of $6.0 million under our revolving lines of credit and $5.0 million in repayments of long-term debt and notes payable.

o
In December of 2009, the former owner of Nycon agreed to convert our obligation to repay $75,000 of the former owner’s notes payable (which obligation was originally incurred as part of the Nycon acquisition) into $37,500 worth of our Series C convertible preferred stock, reflecting the additional working capital contributions we made to New Nycon and the fact that New Nycon did not achieve its projected financial goals.

For the year ended December 31, 2008:

o
In December of 2008, the former owner of Nycon agreed to convert our obligation to repay $150,000 of the former owner’s notes payable (which obligation had been originally incurred as part of the Nycon acquisition) into $120,000 of additional contingent earn-out payments, because New Nycon did not achieve its projected financial goals.

o
On November 12, 2008, we completed the refinancing of PE Recycling’s revolving line of credit and long-term debt into an $8.0 million term loan, which provided for an additional $2.6 million of net proceeds after the repayment of the existing PE Recycling debt.  These proceeds were used to establish a $0.7 million principal and interest payment reserve and the remaining $1.9 million was used to pay down our Pure Earth revolving line of credit.

•
Equipment refinancing – In June 2008, we received an additional $200,000 in financing provided for by the provider of an existing equipment term loan following the lender’s review of our December 31, 2007 financial statements.

•
Financing-related fees – During the year ended December 31, 2009, we incurred $0.2 million of financing fees relating to our revolving line of credit agreement as compared to $0.7 million incurred in 2008 relating to the Series B preferred stock offering and the PE Recycling refinancing.

Capital Resources

We had a working capital devicit of $(0.8) million as of December 31, 2009 and working capital of $3.1 million as of December 31, 2008.  Our working capital requirements in 2008 and 2009 have been funded primarily by the net proceeds from our securities offerings, borrowings under our revolving lines of credit, the refinancing of other long-term debt, and with respect to 2009, the collection of aged accounts receivable.  The decrease in working capital between December 31, 2008 and December 31, 2009 is due primarily to our operating loss of $6.9 million during the year ended December 31, 2009.

Our capital resources and working capital needs for 2010 will be largely dependent upon our ability to generate new sales and manage our operating margins and collections during 2010.  On February 11, 2010, we refinanced our existing revolving line of credit with a new lender, which will provide additional availability to fund the growth of our accounts receivable.  The refinancing of our previous revolving line of credit resulted in an initial increase in availability of approximately $1.4 million due to a higher advance rate and less stringent eligibility criteria.  The new line of credit also provides for maximum borrowing capacity up to $5.0 million as compared to the $3.1 million of borrowing capacity that existed at December 31, 2009.

In the past, as noted above, we have been successful in obtaining funding by issuing our common and preferred stock, convertible debentures and related warrants.  We also have funding available through our revolving line of credit, our PE Recycling term loan and other debt facilities described in more detail below.  See “ – Debt Obligations.”  We have also in the past used our common stock as currency to complete several of our acquisitions, and we intend to continue to do so where possible and appropriate in order to preserve our cash for future operations and to meet our working capital needs.

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

We are also required by the State of New Jersey to maintain escrow accounts in which we deposit funds in the event of closure and post-closure events involving waste management facilities within our Treatment and Recycling segment.  The balance of this escrow account was $278,305 and $273,623 as of December 31, 2009 and December 31, 2008, respectively.  We do not expect the requirement to maintain this escrow account to significantly impact our capital resources.

Based upon the cash we have on hand, anticipated cash to be received from our operations and the expected availability of funds under our revolving lines of credit, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs at least until December 31, 2010, provided that several large committed jobs within the Transportation and Disposal segment begin as scheduled in April and May of 2010.  If we experience significant delays associated with these jobs or are unable to begin this work as scheduled due to unforeseen circumstances, we may need to seek additional sources of financing.  We are currently seeking additional financing from existing investors or new sources of public or private debt and equity.  In addition, we plan to obtain approximately $1.0 million of additional working capital through the following transactions:

•
We completed the sale of substantially all of the assets and the assumption of substantially all of the liabilities of New Nycon on March 31, 2010.  This sale provided $0.2 million of cash at closing with an additional $50,000 due 90 days subsequent to March 31, 2010, following any post-closing adjustments to uncollected accounts receivable.

•
We are seeking to finance the remaining balance of the note receivable arising from the settlement of the accounts receivable litigation in June 2009.  The remaining balance on this note as of March 31, 2010, was approximately $0.6 million, from which we expect to obtain $0.3 million in cash through financing with an existing lender.

•
We are in the process of increasing our revolving line of credit limit from $5.0 million to $7.5 million and adding the accounts receivable collateral from PE Energy into our revolving line of credit facility, which we anticipate will provide an additional $0.4 million of borrowing availability.

Our principal projected cash needs for 2010 include the following components:

•
approximately $1.0 million in cash dividend payments relating to the outstanding Series B preferred stock, including $0.3 million of accrued and unpaid amounts relating to the quarters ended September 30, 2009 and December 31, 2009;

•	approximately $2.9 million in principal and interest payments relating to our outstanding debt, revolving line of credit, term loans and notes payable;

•	approximately $0.5 million of uncommitted but planned capital expenditures within our Treatment and Recycling segment for additional equipment and or site improvements;

•	approximately $0.6 million for permitting, legal costs and bonding required in relation to the expected start-up of operations for our Brownfield operations in September 2010;

•	approximately $0.5 million for working capital needs and other new business initiatives at PE Energy; and

•	general operating and administrative expenses of $9.5 million, including legal costs.

Existing or future environmental regulations could require us to make significant additional capital expenditures and adversely affect our results of operations and cash flow, although, at this time, we are not aware of any present or potential material adverse effects on our results of operations and cash flow arising from environmental laws or proposed legislation.

We continually monitor our actual and forecasted cash position, as well as our liquidity and capital resources, in order to plan for our current cash operating needs and to fund business activities or new opportunities that may arise as a result of changing business conditions.  We intend to use our existing cash and cash flows from operations to grow our business, fund potential acquisitions or projects, and pay existing obligations and any recurring capital expenditures.  Nonetheless, our liquidity and capital position could be adversely affected by any of the other risks and uncertainties described in “Part I, Item 1A.  Risk Factors.”

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

Debt Obligations

The following is a summary of our outstanding debt obligations as of December 31, 2009 and 2008.

	December 31,
(in thousands)	2009	2008
Revolving line of credit	$1,885	$408
Notes payable	1,011	1,008
Long-term debt	8,666	9,908
Mandatorily redeemable (Series B) preferred stock	5,359	4,447
Total debt	$16,921	$15,771

Revolving Line of Credit

The table below summarizes the credit capacity, maturity and other information regarding our outstanding revolving line of credit as of December 31, 2009.

Revolving Line of Credit	Maximum Outstanding		Balance Outstanding	Interest Rate		Scheduled Maturity/ Termination Date
	(in thousands)
Pure Earth, Inc.	$3,150	(1)	$1,885	10.75	% (2)	April 23, 2010

(1)
Subject to reduction for (i) a borrowing base limitation; (ii) outstanding letters of credit; and (iii) other loan reserves.  As of December 31, 2009, the borrowing base limitation was approximately $2.1 million, and we had aggregate required loan reserves and outstanding letters of credit of $1.0 million.

(2)	As of December 31, 2009, this line of credit bore interest at the lender’s prime rate, subject to a minimum of 5.0%, plus 5.75%.

This revolving line of credit was used to fund our working capital needs.  The repayment of outstanding borrowings under our revolving line of credit was secured by our and our subsidiaries’ eligible accounts receivable and inventories.

On February 11, 2010, we refinanced this revolving line of credit by entering into a Commercial Financing Agreement with a different lender.   Subject to the terms, conditions, limitations and covenants contained in the financing agreement, the lender has agreed to make available to Pure Earth Materials, Inc., PEI Disposal Group, Inc., Pure Earth Transportation & Disposal, Inc., and Pure Earth Recycling (NJ), Inc., each of which is our wholly owned subsidiary, a line of credit in a principal amount of up to the lesser of $5.0 million or 85% of all eligible accounts receivable (as defined under the financing agreement) that have not been paid.  All of the accounts receivable of the borrowers will be tendered to the lender for purchase, and the lender will purchase from the borrowers such accounts receivable as it determines for a purchase price equal to the face value of each such accepted invoice, less trade and cash discounts allowable or taken by the customer.  Proceeds from the collection of the accounts receivable sold to the lender will be used to reduce the amount of the obligations outstanding under the line of credit.  In the event of a customer dispute with respect to any purchased receivables, the lender may immediately reduce the amount available for borrowing by the borrowers under the line of credit by an amount up to the full amount of the receivable subject to the dispute, to the extent and as provided in the financing agreement.  The lender also has the right to reduce the 85% advance percentage with respect to a particular account in its reasonable discretion.  Eligible accounts receivable will also be reduced by, among other things, (i) the amount of any account that at the time exceeds 20% of all accounts receivable of the borrowers, but only to the extent of such excess, and (ii) the amount of any account that is the subject to a claim or disagreement by a customer against a borrower.  We and our wholly owned subsidiaries have also entered into a Security Agreement, dated February 11, 2010, with the lender, pursuant to which any and all amounts due under the line of credit shall be secured by an assignment of their accounts receivable.  The obligations of the borrowers under the financing agreement have also been unconditionally guaranteed by us and each of our wholly owned subsidiaries, on a joint and several basis.

We will be required to pay the lender an invoice service fee equal to 0.95% charged monthly on the daily outstanding principal balance under the line of credit.  We must pay an origination/commitment or underwriting fee of 0.5% of the line of credit to the lender at first funding during the initial term and a renewal or underwriting fee of 0.5% of the line of credit shall be paid at the beginning of each succeeding term.  Interest shall be charged by the lender on the daily outstanding principal balance of the line of credit at the prime rate plus 2.5% on an annualized basis charged daily, collected at the end of each month.  The prime rate is the greater of the prime rate as published in the Wall Street Journal as the “Prime Rate” (equal to the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks) or 5% per year.  We also were required to pay the lender’s legal fees and expenses and other customary closing costs in connection with the financing agreement.  The financing agreement expires on July 31, 2010, and will be automatically renewed for successive six-month periods unless the borrowers deliver written notice of cancellation to the lender not earlier than 90 days and not later than 30 days prior to the expiration date of the initial term or any succeeding renewal term.  If the line of credit is terminated prior to July 31, 2010, we will be required to pay a prepayment penalty equal to 0.95% of the difference between $15.0 million and the aggregate amount of invoices actually tendered to the lender during the initial term.

In the event of a default under the line of credit, the lender may, unless the default is cured within 15 days after notice to the borrowers, declare all indebtedness thereunder to be immediately due and payable, and may exercise any or all of its other rights under the financing agreement.  The financing agreement defines a “default” to include, among other things:

•	default in the payment of any indebtedness or any obligation when due;

•
the borrowers’ breach of any material term, provision, warranty, or representation under the financing agreement, or under any other agreement, contract or obligation between the borrowers’ and the lender;

•	the lender reasonably believes that the borrowers are failing to tender all of their accounts receivable to the lender for purchase;

•	the borrowers have failed to tender accounts receivable equal to 20% of the annual base purchase amount (being the base purchase amount multiplied by 12) during any calendar quarter;

•	the borrowers have failed to tender accounts receivable to the lender for purchase for a period of 30 or more consecutive days;

•
the appointment of any receiver or trustee for all or a substantial portion of the borrowers’ assets, the filing of a general assignment for the benefit of creditors by the borrowers or a voluntary or involuntary filing under any bankruptcy or similar law which is not dismissed with prejudice within 90 days;

•
the borrowers’ failure to pay all taxes to every government agency in a timely manner, except to the extent that such taxes are the subject of a bona fide dispute being pursued in accordance with applicable governmental rules and regulations, and as to which such borrowers have established adequate reserves;

•	notwithstanding the 15 day notice period, the borrowers’ failure to timely deliver to the lender any misdirected payment remittance received by us on a purchased account within three business days;

•	notwithstanding the 15 day notice period, failure of the borrowers to cure a default under certain ancillary agreements within three business days after receipt of written notice from the lender; and

•	the representations and warranties of the borrowers under the finance agreement or any ancillary agreement being false or materially misleading.

As of December 31, 2009, we were not in default under the terms of our former revolving line of credit. As of the date hereof, the borrowers under our new line of credit were not in default under the terms of the financing agreement.

Notes Payable

In connection with our acquisition of PE Recycling in March 2007, we also agreed to assume approximately $3.6 million of subordinated indebtedness in the form of a note payable to Gregory Call, one of the former owners, and former officer and employee, of PE Recycling.  As of November 15, 2007, this subordinated debt was reduced to $1.0 million as a result of acquisition purchase price adjustments and the conversion of approximately $1.2 million of the outstanding principal into 373,615 shares of our common stock.  As of December 31, 2009, this subordinated debt had an outstanding principal balance of approximately $1,011,348 and bore interest at a rate of 6.77% per year.  Under the stock purchase agreement, we were to repay $333,333 of the principal on December 31, 2009, with the remainder of principal and all accrued but unpaid interest due and payable on December 31, 2010, subject to approval by our lender.

On June 17, 2009, we issued a notice of setoff to the holder of the note payable, notifying him of our intent to setoff post-closing claims in excess of $4.0 million against amounts due under this note payable and shares of Pure Earth common stock that may otherwise be due to Mr. Call as permitted under the stock purchase agreement.  Effective on June 27, 2009, we offset the amounts due to the former owner under this note payable against the post-closing claims.  Mr. Call has formally denied the validity of these post-closing claims and on September 14, 2009, we filed a complaint against him to seek legal redress for these claims.  See “Part I, Item 3.  Legal Proceedings – PE Recycling Litigation.”  The ultimate outcome of these post-closing claims and this litigation remains uncertain, and therefore the note payable will remain on our consolidated financial statements until either a settlement with the former owner is reached or we are legally released from this obligation.

Long-Term Debt

Long-term debt at December 31, 2009 and 2008 was approximately $8.7 million and $10.0 million, respectively, and consisted of the following items:

	December 31,
	2009	2008
PE Recycling term loan	7,145	7,927
Equipment term loan	$1,205	$1,603
Various equipment notes payable	316	378
Nycon assumed liabilities	—	75
Total	$8,666	$9,983

Future maturities of our long-term debt at December 31, 2009 were as follows:

Year ending December 31,	Amount Due (in thousands)
2010	$1,463
2011	1,902
2012	1,225
2013	1,217
2014	1,276
Thereafter	1,583
Total	$8,666

PE Recycling Term Loan

On November 12, 2008, PE Recycling, as borrower, and the Company, as guarantor, closed on a $8.0 million term loan with Susquehanna, the proceeds of which were used to refinance existing debt at PE Recycling with the previous lender and to reimburse the Company for capital expenditures and working capital advances made to or on behalf of PE Recycling.  The loan is collateralized by the mortgaged properties and equipment held by PE Recycling, excluding accounts receivable, inventory and three pieces of equipment.  The previous debt held by PE Recycling consisted of a $2.4 million revolving line of credit and $2.9 million in various bank and equipment notes payable, which carried annual interest rates ranging from 6.50% to 8.50% with varying maturities.  The new consolidated term loan matures on November 15, 2015, is payable in 84 monthly installments and bears interest at an adjustable yearly rate equal to 250 basis points above the one-month LIBOR, which was approximately 0.23% and 2.94% as of December 31, 2009 and 2008, respectively.  This interest rate is adjusted on the 15th of every month beginning December 15, 2008.  We also entered into an $8.0 million interest rate swap agreement with Susquehanna by which we are required to pay a fixed rate of interest of 6.10% per year to Susquehanna over a seven-year term corresponding to the loan term, in exchange for the payment by Susquehanna to us of adjustable rate payments based on one-month LIBOR, plus 250 basis points.  Entering into this swap agreement effectively converts our adjustable rate loan into a fixed rate loan bearing interest at 6.10% per year.  We were also required to establish a reserve account from the loan proceeds in the amount of $720,000 to be held by Susquehanna for the purposes of paying the first six months of principal and interest payments.

The consolidated term loan contains a financial covenant which requires us, as the guarantor, to maintain a maximum leverage ratio of 4.0 to 1.0, adjusted for any non-cash adjustments to intangible assets and measured annually at the end of each fiscal year commencing on December 31, 2009.  In addition, we are required to provide annual financial statements and other financial information as requested by the lender, as well as quarterly environmental reports for compliance purposes.  In the event that we fail to comply with these requirements, the lender, at its option and sole discretion, has the right to increase the interest rate by 0.50%.  The Susquehanna term loan also contains certain negative and affirmative covenants, and prohibits PE Recycling from, among other things:

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

On November 16, 2009, we entered into an amendment of the PE Recycling term loan agreement and the related interest rate swap agreement, whereby the lender granted us a three month interest-only period beginning on November 15, 2009 and ending on February 15, 2009.  During this time, we continued to make interest payments in accordance with the term loan and interest rate swap agreement.  After February 15, 2009, our monthly principal and interest payment increased by approximately $4,000 to $121,761 per month, with an effective interest rate of 6.10% for the remainder of the loan term.

As of December 31, 2009 and 2008, we and PE Recycling were in compliance with the covenants and restrictions under this term loan agreement.

Equipment Term Loans

In November 2007, we refinanced several of our outstanding equipment loans, which at the date of refinancing had an aggregate carrying value on our consolidated balance sheet of $1.2 million.  We refinanced these loans into a combined equipment term loan in the amount of $2.3 million, which is secured by equipment to which the loans relate.  The equipment term loan is payable in monthly installments for four years beginning on January 1, 2008 and bears interest at a rate of 8.5% per year.  This loan agreement permitted us to borrow up to an additional $200,000 upon the lender’s satisfactory review of our 2007 consolidated financial statements, which the lender approved and advanced on June 11, 2008.  As of December 31, 2009 and 2008, the outstanding balance under this equipment term loan was $1.2 million and $1.6 million, respectively.

On December 7, 2009, we entered into a loan restructure agreement with the lender, whereby beginning on November 1, 2009 and ending April 1, 2010, we agreed to make revised monthly payment amounts of $10,029, representing the interest portion of the previous payment amount.  Beginning May 1, 2010 and through the end of the original maturities in December 2011 and June 2012, we will make revised principal and interest payments of totaling approximately $65,000 per month.

Equipment Notes Payable

In conjunction with the acquisition of PE Recycling on March 30, 2007, we assumed $3.2 million of PE Recycling’s existing debt.  This debt consisted of various bank notes payable secured, to varying degrees, by some or substantially all of PE Recycling’s assets, and personally guaranteed by one of the former owners of PE Recycling.  These notes bore interest at differing rates of interest, up to a maximum of 8.125% per year.  The majority of this debt was refinanced in November of 2008 as part of the new Susquehanna term loan except for approximately $0.3 million of debt relating to three items of equipment that were not included.  These remaining loans mature in September 2011 and September 2012, and bear interest at rates ranging from 4.99% to 6.95% per year.

Mandatorily Redeemable Preferred Stock

General

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

The amendment to our former revolving line of credit agreement in August 2009 prohibited us from declaring or paying any cash dividends, including to the holder of our Series B preferred stock, which would have constituted an event of noncompliance under the Series B preferred stock investment agreement and related agreements for nonpayment of amounts otherwise due and payable.  On August 18, 2009, the holder of the Series B preferred stock agreed that in lieu of making the dividend payment otherwise due on September 30, 2009, we would pay such holder these cash dividend payments, plus 14% interest thereon, either:

•	in one lump sum representing the full dividend payment plus accrued interest on November 30, 2009; or

•
if we refinance this revolving line of credit with an alternative lender prior to such dates, then any unpaid portion of the dividend payment, plus accrued interest, shall be paid on the date such refinancing is consummated.

In addition, on November 30, 2009, the holder of the Series B preferred stock consented to our issuance of Series C convertible preferred stock and, with respect thereto, agreed to waive all rights of notice, first refusal, preemptive or similar rights, and to waive the application of any covenant that would, absent such waiver, be breached by our offer and sale of the Series C convertible preferred stock.  Further, the holder of the Series B preferred stock agreed that in lieu of making the dividend payment otherwise due on each of September 30, 2009 and December 31, 2009, we would pay such holder these cash dividend payments, plus 14% interest thereon, either:

•	on February 15, 2010; or

•	if we refinance this revolving line of credit with an alternative lender or we extend its maturity date prior to February 15, 2010, on the date of such refinancing or extension.

On February 11, 2010, we refinanced our revolving line of credit, but we were not able to make the cash dividend payment, plus accrued interest, otherwise due to the Series B preferred stockholder on February 15, 2010.  On March 26, 2010, we obtained the waiver of the holder of the Series B preferred stock to the non-payment of the September 30, 2009, December 31, 2009 and March 31, 2010 quarterly cash dividends as well as the required payment on February 15, 2010 as outlined in the November 30, 2009 agreement.  In lieu thereof, we agreed to pay the holder the amount of such unpaid dividends plus 14% accrued interest by June 15, 2010.

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

Once a mandatory redemption event occurs, we must pay holders demanding redemption of their Series B preferred stock up to 103% of the liquidation value of the Series B preferred stock, depending on the redemption date.  No such events have occurred since the issuance of the Series B preferred stock whereby the holder of the Series B preferred stock has demanded redemption.

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

As of December 31, 2009 and 2008, due to a decline in our trailing 12-month EBITDA, our leverage ratio exceeded the permitted levels described above.  Therefore, we are prohibited from incurring additional indebtedness without obtaining the consent and approval of the holder of the Series B preferred stock until our leverage ratio ceases to exceed the ratios described above.

Negative Covenants

In addition to the debt incurrence covenant and the protective provisions in the Series B preferred stock certificate of designations, the investment agreement governing the Series B preferred stock contains various restrictive covenants that, among other things and subject to specified exceptions, restrict our and our subsidiaries’ ability to:

•	liquidate, wind up or dissolve;

•	effect a consolidation, merger or other combination;

•	make, create, incur, assume or suffer to exist liens upon our property or assets;

•	make or agree to make certain dispositions of our assets;

•	purchase, own, invest or otherwise acquire capital stock, indebtedness or any other obligation in or security or interest in any other entity;

•	declare or make any dividend payment or any distribution of cash, property or assets with respect to our capital stock or rights therein;

•	engage in transactions with our affiliates;

•	engage in lines of business outside of the United States and in lines of business other than the general lines of business in which we presently operate, and, specifically, we may not:

o	engage in or own assets related to the nuclear, solar or wind energy industries;

o
create, generate, use, accept, dispose of or treat hazardous substances in excess of 2,200 pounds in any calendar month for any single company other than PE Recycling, and excluding the transportation of hazardous substances; and

o
operate a hazardous waste landfill, a commercial hazardous waste incinerator or other activity that requires obtaining a material environmental permit not previously disclosed to the holder of the Series B preferred stock;

•	engage in sale-leaseback transactions;

•
amend, modify or waive any provision of our organizational documents, the terms of any class or series of capital stock or any agreement related thereto, other than in any manner that would not adversely affect the Series B preferred stock;

•	issue securities senior or equal in rank to the Series B preferred stock;

•	permit non-wholly owned subsidiaries to issue shares of their capital stock to third parties, except for ordinary common equity interests;

•	enter into any restriction or encumbrance on

o	our ability to comply with our obligations under the Series B preferred stock investment agreements; or

o
the ability of any of our subsidiaries to make a dividend payment or distribution with respect to its capital stock, to repay indebtedness owed to us, to make loans or advances to us, or to transfer any of its assets to us;

•	change our fiscal year; or

•	make any material changes in accounting policies or practices, except as required under generally accepted accounting principles.

Accounting Treatment

We classify and measure our preferred stock according to the provisions of ASC 480.  The Series B preferred stock issued in March 2008 is mandatorily redeemable in March 2013 and is therefore classified as a liability for accounting purposes.  We assess the classification of our common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.  As a result of this assessment, we determined that the warrant issued in connection with the Series B preferred stock is classified as a liability.

We account for the issuance of common stock purchase warrants and other free standing derivative financial instruments in accordance with the provisions of ASC 815.  We classify as equity any contracts that require physical settlement or net-share settlement, or give us a choice of net-cash settlement or settlement in our own shares (either physical settlement or net-share settlement). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (either physical settlement or net-share settlement).  Because the warrant associated with the Series B preferred stock has a redemption right that is settled in cash, this warrant has been classified as a liability for accounting purposes.  In accordance with ASC 815, at December 31, 2009 and 2008, we adjusted the carrying value of the warrant to reflect a change in its fair value as a result of a decline in the fair value of our common stock underlying the warrant.  This adjustment resulted in the recording of $0.7 million and $1.1 million of other income, respectively, for the years ended December 31, 2009 and 2008, and reduced the carrying value of the warrant to $0.4 million as of December 31, 2009 and $1.1 million as of December 31, 2008.  We will continue to adjust the carrying value of the warrant in the future based upon changes in the fair value of our underlying common stock and other assumptions, with a corresponding gain or loss reflected in our statement of operations.

Series C Convertible Preferred Stock

General

On November 18, 2009, our Board of Directors approved the designation of 260,000 shares of our preferred stock as Series C Convertible Preferred Stock.  On November 30, 2009, we closed on a private placement of our Series C convertible preferred stock whereby the Company sold and issued an aggregate of 101,600 shares of such stock at a purchase price of $10.00 per share, and received aggregate gross proceeds therefore of $1,016,000.  In December 2009, we also issued an additional 3,750 shares of Series C convertible preferred stock valued at a purchase price of $10.00 per share in exchange for the extinguishment of our obligation to repay $75,000 in debt of the former owner of Nycon.  As of December 31, 2009, 105,350 shares of Series C convertible preferred stock were issued and outstanding.

Ranking

The rights of the holders of the Series C convertible preferred stock with respect to dividends and liquidation rank:

•	senior to and prior to:

o	all classes or series of our common stock, and

o	any class or series of our preferred stock which by its terms is subordinated or junior to the Series C convertible preferred stock ;

•	junior to the Series B preferred stock and any other class or series of our preferred stock which by its terms is senior or prior to the Series C convertible preferred stock; and

•	pari passu and at parity with any class or series of our preferred stock which by its terms is neither senior nor junior to the Series C convertible preferred stock.

Dividends

The holders of the Series C convertible preferred stock are entitled to receive cumulative dividends, payable in cash, in shares of Series C convertible preferred stock, or in our common stock upon conversion, when, as and if declared by our board of directors out of funds legally available therefor, at the rate of 10% per year from the original issue date through (but not including) the first anniversary of the original issue date, and 15% per year thereafter until the Series C convertible preferred stock is retired.  If we elect to satisfy dividends by delivering additional shares of Series C convertible preferred stock, such stock will be valued for this purpose at $10.00 per share.  To the extent not paid in cash or Series C convertible preferred stock, accrued and unpaid dividends will be compounded quarterly on each March 1, June 1, September 1 and December 1, commencing March 1, 2010 and computed on a 12-month, 360-day year and on a basis of $10.00 per share, plus any accrued and unpaid dividend amounts which are compounded as provided above.

No dividends, other than dividends payable solely in shares of Series C convertible preferred Stock, common stock or other junior securities, may be paid, or declared and set apart for payment unless and until all accrued and unpaid dividends on senior securities shall have been paid or declared and set apart for payment and unless such payment is permitted by the terms of the senior securities.  No dividends shall be paid or declared and set apart for payment on any class or series of our preferred stock ranking, as to dividends, on a parity with the Series C convertible preferred stock for any period unless cumulative dividends have been, or contemporaneously are, paid or declared and set apart for payment on the Series C convertible preferred stock for all dividend payment periods terminating on or prior to the date of payment of such dividends.  No dividends shall be paid or declared and set apart for payment on the Series C convertible preferred stock for any period unless cumulative dividends have been, or contemporaneously are, paid or declared and set apart for payment on the Company’s preferred stock ranking, as to dividends, on a parity with the Series C convertible preferred stock for all dividend periods terminating on or prior to the date of payment of such dividends.

Liquidation, Dissolution or Winding Up

In the event of any liquidation, dissolution or winding up of the Company, after any payment or distribution of our assets is made to or set apart for the holders of the Series B preferred stock in accordance with the terms thereof, but before any payment or distribution of our assets shall be made to or set apart for the holders of junior securities, a holder of a share of Series C convertible preferred stock shall be entitled to receive the liquidation value of such share, which is an amount in cash equal to (i) $10.00 (as adjusted for stock splits, stock combinations and similar changes), plus (ii) the sum of all accrued and unpaid dividends on such share.  After payment is made in full to the holders of the Series C convertible preferred stock, the other series or class or classes of our capital stock shall be entitled to receive any and all assets remaining to be paid or distributed, and the holders of the Series C convertible preferred stock shall not be entitled to share therein.

Conversion Rights

The Series C convertible preferred stock is convertible at the option of the holder at any time into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for common stock dividends, stock splits, combinations of our common stock or any reorganization, recapitalization, reclassification, consolidation or merger.  In addition, we may require the conversion of shares of Series C convertible preferred stock, at the then effective conversion price:

•
in the event that, at any time, (x) the 30-day average closing price per share of its common stock is greater than $1.00 per share for any 30 day period, and (y) the 30-day average daily trading volume of the common stock for such period is greater than 250,000 shares; or

•	upon the consummation of one or more qualified public offerings of our common stock pursuant to an effective registration statement.

Our board of directors has the sole authority to determine whether the average prices and trading volumes satisfy the foregoing thresholds for conversion at our election.  However, we have agreed with the holder of our Series B preferred stock that the foregoing mandatory conversion provisions shall not apply to such holder to the extent that the application of such provisions would cause it to own more than 4.9% of our common stock.

Optional Redemption

Subject to the rights of, and limitations imposed in respect of, senior securities, we may redeem the Series C convertible preferred stock, at our election, in each of the following two circumstances.  First, if there has been no qualified public offering since the initial issuance date of the Series C convertible preferred stock, we may redeem all or any portion thereof at a redemption price per share equal to (i) the number of shares of its common stock into which a share of Series C convertible preferred stock is then convertible, multiplied by (ii) the greater of (a) two times the then current conversion price, or (b) the then current 30-day average market closing price per share of our common stock for the 30-day period immediately preceding the date of the redemption notice.  Second, if we become a party to a transaction that constitutes a “sale of the corporation” as defined in the terms of the Series C convertible preferred stock, we may redeem all or any portion thereof at or prior to the consummation of the sale of the corporation, at a redemption price equal to the greater of (i) the liquidation value of such shares, or (ii) such amount as would have been payable to on account of such shares had all of the Series C convertible preferred stock been converted into common stock immediately prior to such sale of the corporation.

Accounting Treatment

The Series C convertible preferred stock does not contain any redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control.  Therefore, these shares have been classified as a component of equity as of December 31, 2009 pursuant to the guidance set forth in ASC 480.  We also evaluated the conversion option featured in the Series C convertible preferred stock pursuant to the guidance set forth in ASC 815 and ASC 825.  The conversion option provides the holders of the Series C convertible preferred stock with the right to convert such preferred stock into a fixed number of shares of common stock, which was established at the date of issuance.  At the time of issuance of the Series C convertible preferred stock, the conversion features were determined to be in the money; therefore, a beneficial conversion feature did exist and was recorded as a dividend equal to the fair value of the beneficial conversion option at the date of issuance.

Other Contractual Obligations

Below is a description of our material other contractual obligations and commitments as of December 31, 2009.

Operating Leases.  We operate certain of our facilities, vehicles and equipment under operating leases that expire from January 2010 through November 2013.  We incurred aggregate rent expense for the year ended December 31, 2009 and the year ended December 31, 2008 of $1.5 million and $1.3 million, respectively.  Future minimum aggregate annual rent obligations as of December 31, 2009 were as follows:

Years Ending December 31,	Minimum Aggregate Lease Payments Due (in thousands)
2010	$1,319
2011	557
2012	489
2013	361
Thereafter	—
Total	$2,728

Contingent Consideration from Acquisitions.  At December 31, 2009, we had obligations as a result of our acquisitions to pay contingent consideration to the sellers of companies we acquired in 2007 and 2008.

•	PE Recycling

o
We are obligated us to issue an additional 400,000 shares of our common stock to a former owner of PE Recycling if the former owner was successful in obtaining additional permits, implementing certain equipment by May 29, 2009 to increase facility capacity, and resolving specified insurance claims.  As of December 31, 2009, we believe the former owner has not met the performance requirements necessary to earn these additional shares of common stock and consequently we have not issued any of these contingent shares.  The ultimate resolution of these contingencies is subject to the outcome of the ongoing litigation between us and the former owner.

o
We are also required to issue up to 435,044 shares of our common stock to the former PE Recycling owners based upon the resolution of certain liabilities that existed as of March 30, 2007.  The measurement dates for these contingencies range from June 30, 2008 to September 30, 2008.  As of December 31, 2009 we have not issued any shares due to the former owners of PE Recycling.  The ultimate resolution of this contingent liability is subject to the outcome of ongoing litigation between us and the former owner.

•	Soil Disposal Group

o
The owners of Soil Disposal Group are entitled to receive a maximum of 300,000 additional shares of our common stock contingent upon the net sales of PEI Disposal Group attaining certain thresholds during the 36-month period ending November 20, 2010.  For the years ended December 31, 2009 and 2008, we did not issue any additional shares to the owners of Soil Disposal Group due to the offset of any amounts due under this agreement against commissions paid to the owners of Soil Disposal Group during 2009 and 2008.

Employment and Consulting Agreements.  We have entered into employment agreements with several of our officers and key employees, as well as consulting agreements with third parties.  These agreements provide for approximately $1.6 million in aggregate annual compensation.  However, this amount may be increased by the amount of additional cash and stock bonuses that may be payable upon achieving specified criteria.  These agreements have differing terms, the longest of which expire in June 2013.  Future minimum aggregate annual payments under these agreements as of December 31, 2009 were as follows:

Year ending December 31,	Minimum Aggregate Payments Due
(in thousands)
2010	$1,563
2011	611
2012	558
2013	286
Total	$3,018

Litigation and Legal Proceedings.  See “Part I, Item 3.  Legal Proceedings” for a summary of potential commitments and contingencies that may arise from material litigation and legal proceedings that involve us or our operations.

Idle Machinery

As of December 31, 2009, we had approximately $3.8 million of idle equipment and machinery relating to our PE Recycling operations.  Included in the PE Recycling acquisition was equipment having an initial fair value of approximately $8.5 million at the date of purchase on March 30, 2007.  During the year ended December 31, 2008, we recorded approximately $1.6 million of impairment relating to this idle machinery due to the softening of the overall economy.  During the year ended December 31, 2009, we made the following changes to the idle machinery:

•	In April 2009, we placed into service approximately $2.0 million of equipment that was previously classified as idle.

•
In December of 2009, we placed into service $1.0 million of equipment that was previously classified as idle in exchange for removing equipment with a net carrying value of $0.7 million.  We recorded a write off of $0.7 million in relation to the equipment that was removed from service due to its poor condition at the time of removal.  In relation to this exchange of equipment we spent approximately $0.3 million in additional parts and labor which was capitalized into fixed assets as part of the retrofitting and refurbishment of this equipment.

As of December 31, 2009, the carrying value of the idle equipment at PE Recycling was approximately $3.8 million and we had recorded deferred tax liabilities of approximately $1.5 million in relation to this equipment.  As of December 31, 2008, the carrying value of the idle equipment at PE Recycling was approximately $6.8 million and we had recorded deferred tax liabilities of approximately $2.7 million in relation to this equipment.

In November 2008, PE Materials shifted its rock crushing operations from the North Bergen, New Jersey facility to its other location in Lyndhurst, New Jersey.  As a result of this move, approximately $0.3 million of equipment was no longer needed for operations and was transferred into idle machinery.  We intend to hold this equipment for sale.

There can be no assurance that the idle equipment will ultimately be sold for book value, given the permit requirements and their specialized use.  If we sell the equipment for less than book value, we would recognize a loss in the period in which the sale occurs.

Off-Balance Sheet Arrangements

Our most significant off-balance sheet financing arrangements as of December 31, 2009 are non-cancelable operating lease agreements, primarily for office and equipment rentals, and future performance obligations incurred in connection with our acquisitions where we have assessed that the payment of the obligation is not presently probable.  As of December 31, 2009, future minimum obligations under our operating lease agreements are $2.7 million.  As of December 31, 2009, the potential maximum cash and non-cash future performance obligations associated with our acquisitions were approximately $0.6 million in the aggregate, based upon an estimated fair value of $0.50 per share for our common stock.

We do not otherwise participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Related Party Transactions

As part of the PE Recycling acquisition, we issued a note payable to a former owner in the principal amount of $1.0 million, which is currently the subject of a complaint we filed against the former owner to seek redress for post-closing claims we are asserting against the former owner.  See “ – Debt Obligations – Notes Payable” and “Part I, Item 3.  Legal Proceedings – Pure Earth Recycling Litigation.”

As of December 31, 2009 and 2008, we had approximately $0.1 million and $0.3 million in due from joint venture, which consists of amounts due to PE Recycling from ACR. These amounts  reflect the value of goods and services performed and provided by PE Recycling to the joint venture, for which it has not yet been compensated.

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

Recently Issued Accounting Pronouncements

Standards Codification.  In June 2009, the Financial Accounting Standards Board (“FASB”) confirmed that the ASC would become the single official source of authoritative U.S. generally accepted accounting principles, or GAAP, other than guidance issued by the SEC, superseding all other accounting literature except that issued by the SEC. The ASC does not change U.S. GAAP. However, as a result, only one level of authoritative U.S. GAAP exists. All other literature is considered non-authoritative. The FASB ASC is effective for interim and annual periods ending on or after September 15, 2009. Therefore, we have changed the way specific accounting standards are referenced in our consolidated financial statements.

Share Based Payments.  On June 16, 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which was subsequently included in ASC Topic 260 — Earnings Per Share Topic (“ASC 260”). This guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities to be included in the computation of earnings per share using the two-class method.  The guidance was effective for fiscal years beginning after December 15, 2008 on a retrospective basis, including interim periods within those years.  The adoption of ASC 260 did not have any impact on our consolidated financial statements as there were no unvested share-based payment awards outstanding.

Impairment.  In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was subsequently included in ASC Topic 320 — Investments - Debt and Equity Securities (“ASC 320”). ASC 320 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320 is effective for interim and annual periods ending after June 15, 2009. We do not currently have any outstanding investments in debt or equity securities, therefore the adoption of ASC 320 did not have an impact on the consolidated financial statements.

Fair Value.  In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which was subsequently incorporated in ASC 820.  This guidance provided additional direction in determining whether a market for a financial asset is inactive and, if so, whether transactions in that market are distressed, in order to determine whether an adjustment to quoted prices is necessary to estimate fair value. This additional guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of the guidance did not have a material impact on our consolidated earnings, financial position or cash flows.

In January 2010, the FASB updated ASC 820 to add disclosures for transfers in and out of Level One and Level Two of the valuation hierarchy and to present separately information about purchases, sales, issuances and settlements in the reconciliation for assets and liabilities classified within level three of the valuation hierarchy. The updates to ASC 820 also clarify existing disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The updates to ASC 820 are effective for fiscal years and interim periods beginning after December 15, 2009, except for the disclosures about activity in the reconciliation of Level Three activity, which are effective for fiscal years and interim periods beginning after December 15, 2010. The updates to ASC 820 enhance disclosure requirements and will not impact our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was subsequently incorporated in ASC 825.  This guidance requires disclosures about the fair value of an entity’s financial instruments, whenever financial information is issued for interim reporting periods. The additional guidance was effective for interim periods ending after June 15, 2009. Accordingly, we have included these disclosures in our notes to the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures  — Measuring Liabilities at Fair Value. This guidance provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, fair value should be measured using one or more specific techniques outlined in the update. The guidance was effective for the first reporting period after issuance. The adoption of the guidance did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Subsequent Events.  In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which was subsequently incorporated in ASC Topic 855 — Subsequent Events (“ASC 855”). The new guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The circumstances under which these events or transactions should be recognized or disclosed in financial statements were defined. Disclosure of the date through which subsequent events have been evaluated was also required, as well as whether that date was the date the financial statements were issued or the date the financial statements were available to be issued.

The new guidance was effective for interim or annual reporting periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 to further amend ASC 855.  ASU 2010-09 removed the requirement for an entity that is an SEC filer to disclose the date through which subsequent events have been evaluated. Although we have evaluated events and transactions that occurred after the balance sheet date through the issuance date of these financial statements to determine if financial statement recognition or additional disclosure is required, we have discontinued the separate evaluation date disclosure in our notes to the consolidated financial statements.

Transfers of Financial Assets.  In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets, is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was subsequently incorporated in ASC Topic 860 – Transfers and Servicing (“ASC 860”).  This standard will require additional disclosure about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It also changes the requirements for derecognizing financial assets, and requires additional disclosures. We do not currently engage in the transfer of financial assets and therefore, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Consolidation.  In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which was subsequently incorporated in ASC Topic 810 – Consolidation (“ASC 810”).  This statement improves financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  We do not presently utilize variable interest entities, and thus we do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.

Revenue Recognition.  In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Arrangements (“ASU No. 2009-13”), an update to ASC 605.  ASU No. 2009-13 amends ASC 605 regarding how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  ASU No. 2009-13 is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. We are currently evaluating the impact of adopting ASU No. 2009-13 on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

Our audited consolidated financial statements as of and for the fiscal years ended December 31, 2009 and 2008, together with the related notes thereto, have been included in this annual report on pages F-1 through F-48.  By this reference, we have incorporated by reference these financial statements into this Item 8.  As a smaller reporting company, we have omitted supplementary data from our consolidated financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Information with respect to this Item 9 has been previously reported in our definitive proxy statement dated and filed with the SEC on April 30, 2009.

Item 9A(T).  Controls and Procedures.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2009.  Based upon the December 31, 2009 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the Securities and Exchange Commission.  These officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail:

•	accurately and fairly reflect its transactions and dispositions of its assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use, or disposition of its assets that could have a material effect on its financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO).  Based on its assessment, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

In connection with management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, there were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Except as otherwise provided herein, information required by this Item 10 is incorporated by reference to our definitive proxy statement, which will be filed with the SEC not later than 120 days after the close of the fiscal year covered by this report.

Code of Ethics

We adopted a code of ethics which applies to our directors, officers and employees as well as those of our subsidiaries.  A copy of our Code of Ethics may be obtained free of charge by submitting a request in writing to Pure Earth, Inc., One Neshaminy Interplex, Suite 201, Trevose, Pennsylvania, 19053.  In the event of any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we may satisfy any required public disclosure of such amendment or waiver by posting such information on our website at http://www.pureearthinc.com.  The foregoing reference is meant to be an inactive reference only, and information contained on our website is not incorporated by reference in this annual report on Form 10-K.

Item 11.  Executive Compensation.

Information required by this Item 11 is incorporated by reference to our definitive proxy statement, which will be filed with the SEC not later than 120 days after the close of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as otherwise provided herein, information required by this Item 12 is incorporated by reference to our definitive proxy statement, which will be filed with the SEC not later than 120 days after the close of the fiscal year covered by this report.

Item Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants or rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	—	—	807,200
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	807,200

(1)	Represents awards of restricted stock outstanding as of December 31, 2009 under our incentive plan, which was approved by our stockholders on September 5, 2007.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)      Financial Statements.  The consolidated financial statements of Pure Earth, Inc. listed below have been filed as part of this annual report and are incorporated by reference into Part II, Item 8 – Financial Statements and Supplementary Data.  Such financial statements may be found beginning on the pages of this annual report on Form 10-K listed below.

 (a)(3)     Exhibits.  The warranties, representations and covenants contained in any of the agreements included herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

Exhibit No.	Description
2.1*	Stock Purchase Agreement, dated as of January 19, 2006, by and between South Jersey Development, Inc., and its shareholders, and Info Investors, Inc. (1)
2.2*	Asset Purchase Agreement, dated as of January 19, 2006, by and between Whitney Contracting, Inc. and South Jersey Development, Inc. (1)
2.3*	Stock Purchase Agreement, dated as of January 19, 2006, by and between American Transport and Disposal Services Ltd. and South Jersey Development, Inc. (1)
2.4*	Stock Purchase Agreement, dated as of January 19, 2006, by and between Juda Construction, Ltd. and South Jersey Development, Inc. (1)
2.5*	Asset Purchase Agreement, dated as of January 5, 2006, by and between Alchemy Development, LLC and South Jersey Development, Inc. (1)
2.6*	Stock Acquisition Agreement, dated as of November 30, 2006, by and among Shari L. Mahan, as sole shareholder of Terrasyn Environmental Corp., and Pure Earth, Inc. (1)
2.7*
Membership Interests Purchase Agreement, dated as of November 30, 2006, by and among Shari L. Mahan, as sole member of Environmental Venture Partners, LLC, Bio Methods LLC and Geo Methods, LLC, and Pure Earth, Inc. (1)

2.8*
Stock Purchase Agreement, dated as of February 13, 2007, by and among Pure Earth, Inc., Gregory W. Call, Casie Ecology Oil Salvage, inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated (1)

Exhibit No.	Description
2.8.1
First Amendment to Stock Purchase Agreement, dated as of February 28, 2007, by and among Pure Earth, Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Gregory W. Call (1)

2.8.2*
Second Amendment to Stock Purchase Agreement, dated as of March 26, 2007, by and among Pure Earth, Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), Rex Mouser and Gregory W. Call (1)

2.8.3
Third Amendment to Stock Purchase Agreement, dated as of May 7, 2007, by and among Pure Earth Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), Rex Mouser and Gregory W. Call (1)

2.8.4
Fourth Amendment to Stock Purchase Agreement, dated as of August 6, 2007, by and among Pure Earth Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), Rex Mouser, Brian Horne and Gregory W. Call (1)

2.8.5*
Letter, dated December 21, 2007, from Pure Earth, Inc. to Gregory W. Call regarding Final Purchase Price with respect to the Stock Purchase Agreement, dated as of February 13, 2007, among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), Rezultz, Incorporated, Rex Mouser, Brian Horne and Gregory W. Call, as amended (1)

2.8.5(a)	Letter, dated January 7, 2008, from Pure Earth, Inc. to Gregory W. Call, dated December 21, 2007 (1)
2.8.6
Joinder Agreement, dated March 21, 2007, of Rex Mouser to the Stock Purchase Agreement by and among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), Rezultz, Incorporated, Rex Mouser, Brian Horne and Gregory W. Call (1)

2.8.7
Joinder Agreement, dated May 30, 2007, of Brian Horne to the Stock Purchase Agreement by and among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), Rezultz, Incorporated, Rex Mouser and Gregory W. Call (1)

2.9*
Asset Purchase Agreement, dated November 20, 2007, by and among PEI Disposal Group, Inc., Richard Rivkin, Soil Disposal Group, Inc., Aaron Environmental Group, Inc., Stephen F. Shapiro, Jeffrey Berger and James Case (1)

2.10*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)
2.10.1	Amendment to Asset Purchase Agreement, dated March 9, 2009, by and among New Nycon, Inc., Robert Cruso and Frank Gencarelli
2.10.2	Amendment to Asset Purchase Agreement, dated December 10, 2009, by and among New Nycon, Inc., Robert Cruso and Frank Gencarelli
3.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc., as amended (2) (3) (4)
3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (2) (3)
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen Series B Preferred Stock Certificate (1)
4.3	Form of Common Stock Purchase Warrant issued to DD Growth Premium pursuant to the Securities Purchase Agreement, dated as of June 30, 2006 (1)
4.4	Form of Registration Rights Agreement, dated June 30, 2006, by and between Pure Earth, Inc. and DD Growth Premium (1)
4.5	Form of Common Stock Purchase Warrant issued to Charles Hallinan and Black Creek Capital Corp. pursuant to the Subscription Agreement, dated as of May 22, 2007 (1)
4.6	Debenture Redemption Agreement, dated as of August 17, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.6.1	First Amendment to Debenture Redemption Agreement, dated as of October 2, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)

Exhibit No.	Description
4.7	Stock Purchase Agreement, dated August 17, 2007, by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc. (1)
4.7.1	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of September 18, 2007, by Kim C. Tucker Living Trust (1)
4.7.2**
Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of August 30, 2007, by Brent Kopenhaver and Emilie Kopenhaver (1)

4.7.3**	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of August 30, 2007, by Mark Alsentzer (1)
4.7.4**	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of September 20, 2007, by Charles Hallinan (1)
4.8	Investment Agreement, dated as of March 4, 2008, among Pure Earth, Inc. and Fidus Mezzanine Capital, L.P. (1)
4.8.1	Letter, dated August 18, 2009, from Pure Earth, Inc. to Fidus Mezzanine Capital, L.P. (5)
4.8.2	Letter, dated November 30, 2009, from Pure Earth, Inc. to Fidus Mezzanine Capital, L.P. (4)
4.9	Warrant, dated March 4, 2008, to purchase Common Stock of Pure Earth, Inc. issued to Fidus Mezzanine Capital, L.P. (1)
4.10	Registration Rights Agreement, dated as of March 4, 2008, between Pure Earth, Inc. and certain holders (1)
4.11**
Securityholders Agreement, dated as of March 4, 2008, by and among Pure Earth, Inc., Brent Kopenhaver, Mark Alsentzer, Fidus Mezzanine Capital, L.P. and holders of the Warrants and Warrant Shares, as defined therein (1)

4.12	Guaranty Agreement, dated as of March 4, 2008, by certain subsidiaries of Pure Earth, Inc. in favor of Fidus Mezzanine Capital, L.P. and any other Investors party thereto (1)
4.13	Investment Agreement, effective June 29, 2008, by and among Pure Earth, Inc., Black Creek Capital Corp. and Charles M. Hallinan (3)
4.14	Form of Subscription Agreement with respect to Series C Convertible Preferred Stock (4)
4.15	Specimen Series C Convertible Preferred Stock Certificate (4)
4.16	Form of Registration Rights Agreement with respect to the Series C Convertible Preferred Stock Offering (4)
4.17	Letter from Pure Earth, Inc. to Fidus Mezzanine Capital, L.P., dated November 24, 2009, regarding mandatory conversion right of Series C Convertible Preferred Stock (4)
10.1**	Employment Agreement, dated as of June 1, 2008, by and between Pure Earth, Inc. and Mark Alsentzer (1)
10.2**	Employment Agreement, dated as of June 1, 2008, by and between Pure Earth, Inc. and Brent Kopenhaver (1)
10.3**	Pure Earth, Inc. 2007 Stock Incentive Plan (1)
10.4**	Form of Restricted Stock Agreement for awards under the Pure Earth, Inc. 2007 Stock Incentive Plan (1)
10.5
Credit and Security Agreement, dated as of October 24, 2006, between Pure Earth, Inc., South Jersey Development, Inc., American Transportation & Disposal Systems, Ltd., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.5.1
First Amendment to Credit and Security Agreement, dated December 29, 2006, by and between Pure Earth, Inc., South Jersey Development, Inc., American Transportation & Disposal Systems, Ltd., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.5.2
Second Amendment to Credit and Security Agreement and Waiver of Defaults, dated May 16, 2007, by and between Pure Earth, Inc., Pure Earth Transportation and Disposal, Inc., Pure Earth Materials, Inc., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.5.3
Third Amendment to Credit and Security Agreement, dated November 13, 2007, by and between Pure Earth, Inc., Pure Earth Transportation and Disposal, Inc., Pure Earth Materials, Inc., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

Exhibit No.	Description
10.5.4
Fourth Amendment to Credit and Security Agreement, effective April 28, 2008, by and between Pure Earth, Inc., Pure Earth Transportation & Disposal, Inc., Pure Earth Materials, Inc., Juda Construction, Ltd. and Wells Fargo Bank, National Association (3)

10.5.5
Fifth Amendment to Credit and Security Agreement, portions effective as of October 21, 2008 and March 13, 2009, by and among Pure Earth, Inc., each of its subsidiaries, and Wells Fargo Bank, National Association (6)

10.5.6
Sixth Amendment to Credit and Security Agreement, dated August 19, 2009 and effective as of June 30, 2009, by and among Pure Earth, Inc., each of its subsidiaries, and Wells Fargo Bank, National Association (5)

10.5.7	Seventh Amendment to Credit and Security Agreement, dated October 23, 2009, by and among Pure Earth, Inc., each of its subsidiaries, and Wells Fargo Bank, National Association (5)
10.6
Sales Representative Agreement, dated November 20, 2007, by and between PEI Disposal Group, Inc., Soil Disposal Group, Inc., Richard Rivkin, Stephen Shapiro, James Case, Jeffrey Berger and Aaron Environmental Group, Inc. (1)

10.7
Form of Confidentiality, Non-Competition and Non-Solicitation Agreement, dated November 20, 2007, by and among Soil Disposal Group, Inc., PEI Disposal Group, Inc., Pure Earth, Inc., any and all subsidiaries of PEI Disposal Group, Inc. and Pure Earth, Inc., and certain employees of Soil Disposal Group, Inc. signatory thereto (1)

10.8	Commercial Lease, dated October 26, 2007, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc. (1)
10.8.1	Memorandum of Understanding, dated September 25, 2008, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc., amending Commercial Lease dated October 26, 2007 (7)
10.9
Subordinated Promissory Note, dated November 15, 2007, by Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated in the principal amount of $1,000,000 in favor of Gregory W. Call (1)

10.10	Promissory Note, dated November 20, 2007, by PEI Disposal Group, Inc., as maker, in the principal amount of $640,000, in favor of Soil Disposal Group, Inc. (1)
10.11
Promissory Note, dated November 28, 2007, by Pure Earth, Inc., Juda Construction, Ltd. and Pure Earth Materials, Inc., as makers, in the principal amount of $2,265,000, in favor of CoActiv Capital Partners LLC (1)

10.11.1	Loan Restructure Agreement, dated December 7, 2009, by and between CoActiv Capital Partners LLC and Pure Earth, Inc., Pure Earth Materials, Inc., and Juda Construction, LTD. as co-borrowers.
10.12	Exclusive License, dated April 30, 2008, by and between New Nycon, Inc. and Paul E. Bracegirdle (1)
10.13
Term Loan Agreement, dated November 12, 2008, by and among Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated and Susquehanna Bank (6)

10.13.1
First Amendment to Term Loan Agreement, dated November 16, 2009, by and among Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.), Rezultz, Incorporated and Susquehanna Bank

10.14	Guaranty, dated November 12, 2008, of Pure Earth, Inc. in favor of Susquehanna Bank (6)
10.14.1	First Amendment to Guaranty Agreement, dated November 16, 2009, of Pure Earth, Inc., in favor of Susquehanna Bank
10.14.2
ISDA® Master Agreement, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated (6)

10.14.3
Amendment to ISDA® Master Agreement, dated November 13, 2009, by and among Susquehanna Bank, Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.) and Rezultz, Incorporated.

10.14.4
Schedule to the Master Agreement, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated (6)

10.14.5
Confirmation, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated (6)

10.14.6
Amendment to Confirmation, dated November 13, 2009, by and among Susquehanna Bank, Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.) and Rezultz, Incorporated

10.14.7
Term Loan Note, dated November 12, 2008, issued by Casie Ecology Oil Salvage, Inc. (n/k/a Pure Earth Treatment (NJ), Inc), MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), and Rezultz, Incorporated, as borrowers, in favor of Susequehanna Bank, as payee

10.14.8
Amendment to Term Loan Note, dated November 16, 2009, issued by Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.) and Rezultz, Incorporated, as borrowers, in favor of Susequehanna Bank, as payee

Exhibit No.	Description
10.15**	Letter dated June 1, 2009, between Pure Earth, Inc. and Mark Alsentzer
10.15.1**	Letter dated June 1, 2009, between Pure Earth, Inc. and Brent Kopenhaver
10.15.2**	Letter dated June 1, 2009, between Pure Earth, Inc. and Joseph T. Kotrosits
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________
*
The schedules to this agreement have been omitted in accordance with the rules of the SEC.  A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

**	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our registration statement on Form 10 (File No. 0-53287), as filed with the SEC on June 20, 2008.

(2)	Included is the revised version of this exhibit, redlined to show the new amendments. The redlined version is being provided pursuant to SEC staff Compliance & Disclosure Interpretation 246.01.

(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K dated November 30, 2009 (File No. 0-53287), as filed with the SEC on December 3, 2009.

(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-53287), as filed with the SEC on November 16, 2009.

(6)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-53287), as filed with the SEC on March 31, 2009.

(7)	Previously filed as an exhibit to Post-Effective Amendment No. 2 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on November 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE EARTH, INC.

Date: April 15, 2010	By:	/s/ Mark Alsentzer
Mark Alsentzer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Capacity	Date

/s/ Mark Alsentzer	President, Chief Executive Officer and Class I Director	April 15, 2010
Mark Alsentzer	(Principal Executive Officer)

/s/ Brent Kopenhaver	Chairman (Class III Director), Executive Vice President,	April 15, 2010
Brent Kopenhaver	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Charles M. Hallinan	Class II Director	April 15, 2010
Charles M. Hallinan

PURE EARTH, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Pure Earth, Inc.

We have audited the accompanying consolidated balance sheets of Pure Earth, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pure Earth Inc. and Subsidiaries, as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended in conformity with United States generally accepted accounting principles

/s/ Marcum LLP

New York, New York
April 15, 2010

PURE EARTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$796,553	$900,744
Accounts receivable, less allowance for doubtful accounts of $453,500 and $982,260	6,614,575	10,903,954
Restricted cash	211,122	813,164
Due from joint venture	118,270	342,552
Inventories	392,562	312,651
Prepaid expenses	760,383	781,893
Other current assets	1,487,667	1,065,740
Deferred income tax asset	209,568	306,073
Assets held for sale	956,923	1,986,917
Total Current Assets	11,547,623	17,413,688

PROPERTY AND EQUIPMENT
Land	1,085,940	1,085,940
Buildings and improvements	7,114,752	7,125,309
Leasehold improvements	220,560	211,875
Machinery and equipment	10,282,891	8,025,683
Trucks and automobiles	1,884,989	1,922,246
Office furniture, fixtures and computer software	323,160	323,160
	20,912,292	18,694,213
Less: accumulated depreciation and amortization	(6,725,625)	(4,423,106)
Property and Equipment, Net	14,186,667	14,271,107

OTHER ASSETS
Deposits and other assets	1,417,117	923,335
Deferred financing costs, net of accumulated amortization of $553,407 and $199,663	544,245	747,989
Goodwill	759,694	759,694
Permits	2,200,000	2,200,000
Other intangible assets, net of accumulated amortization	1,647,191	2,017,972
Idle machinery	4,158,100	7,176,850
Total Other Assets	10,726,347	13,825,840

TOTAL ASSETS	$36,460,637	$45,510,635

The accompanying notes are an integral part of these consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,
	2009	2008

CURRENT LIABILITIES
Line of credit	$1,884,529	$407,822
Notes payable	—	25,068
Note payable – related party	1,011,348	333,000
Current portion of long-term debt	1,462,224	1,556,494
Accounts payable	5,005,146	5,318,797
Accrued expenses	1,031,609	902,265
Accrued payroll and payroll taxes	151,408	294,356
Other current liabilities	545,802	1,323,452
Accrued disposal costs	468,942	262,815
Liabilities held for sale	796,516	1,887,513

Total Current Liabilities	12,357,524	12,311,582

LONG-TERM LIABILITIES
Long-term debt, net of current portion	7,203,855	8,351,740
Mandatorily redeemable Series B preferred stock, $.001 par value; authorized 20,000 shares; issued and outstanding 6,300 shares	5,359,206	4,447,437
Note payable — related party	—	650,296
Accrued disposal costs	282,172	78,023
Contingent consideration	1,176,235	1,176,235
Warrants with contingent redemption provisions	383,168	1,112,164
Deferred income taxes	2,272,042	4,047,236
Deferred income tax liabilities – permits	880,000	880,000
Total Long-Term Liabilities	17,556,679	20,743,131
TOTAL LIABILITIES	29,914,202	33,054,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, authorized 500,000 shares: Series C Convertible Preferred Stock, $.001 par value, authorized 260,000 and 0 shares; issued and outstanding 105,350 and 0 shares, Liquidation preference of $1,062,279 and $0	105	—
Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding 17,575,399 and 17,626,799 shares	17,576	17,627
Additional paid-in capital	15,034,596	13,803,474
Accumulated deficit	(8,505,842)	(1,365,179)
TOTAL STOCKHOLDERS’ EQUITY	6,546,435	12,455,922
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$36,460,637	$45,510,635
The accompanying notes are an integral part of these consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008

REVENUES	$43,312,163	$61,166,932

COST OF REVENUES (including $2,586,544 and $2,453,876 of depreciation and amortization expense)	38,705,460	50,373,760

GROSS PROFIT	4,606,703	10,793,172

OPERATING EXPENSES
Salaries and related expenses	4,761,738	5,929,102
Occupancy and other office expenses	861,794	1,101,242
Professional fees	2,020,366	1,985,740
Other operating expenses	1,370,511	2,081,607
Insurance	1,100,715	1,035,528
Depreciation and amortization	475,119	440,687
Write off of fixed assets	733,333	—
Impairment of idle machinery	—	1,618,125
Gain on sale of equipment	(23,648)	(245,424)

TOTAL OPERATING EXPENSES	11,299,928	13,946,607

LOSS FROM CONTINUING OPERATIONS	(6,693,225)	(3,153,435)

OTHER INCOME (EXPENSES)
Interest income	—	82,821
Interest expense	(2,444,604)	(1,972,096)
Loss from equity investment	(143,431)	(310,678)
Expenses for unrealized acquisitions	(30,000)	(271,081)
Change in fair value of warrants with contingent redemption provisions	728,996	1,151,266
Other income	471,635	188,352

TOTAL OTHER INCOME (EXPENSES)	(1,417,404)	(1,131,416)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,110,629)	(4,284,851)

PROVISION FOR (BENEFIT FROM) INCOME TAXES
Current	78,674	(748,820)
Deferred	(1,678,689)	(1,308,765)

TOTAL PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1,600,015)	(2,057,585)

NET LOSS FROM CONTINUING OPERATIONS	(6,510,614)	(2,227,266)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(357,895)	(312,494)
Benefit from income taxes	—	—
NET LOSS FROM DISCONTINUED OPERATIONS	(357,895)	(312,494)

NET LOSS	(6,868,509)	(2,539,760)

Less: preferred stock dividends	272,154	477,846

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS	$(7,140,663)	$(3,017,606)

The accompanying notes are an integral part of these consolidated financial statements.

NET LOSS PER SHARE FROM CONTINUING OPERATIONS
Basic	$(0.39)	$(0.16)
Diluted	$(0.39)	$(0.16)
NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
NET LOSS PER SHARE
Basic	$(0.41)	$(0.18)
Diluted	$(0.41)	$(0.18)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic	17,550,350	17,427,847
Diluted	17,550,350	17,427,847

The accompanying notes are an integral part of these consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Addition Paid-in	Retained Earnings (Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

BALANCE – December 31, 2007	—	—	17,218,465	17,218	12,323,847	1,652,427	13,993,492

Restricted stock issued to customer	—	—	5,000	5	14,995	—	15,000
Issuance of common stock for acquisition of companies and specific assets	—	—	25,000	25	74,475	—	74,500
Issuance of common stock to employees and consultants	—	—	45,000	45	132,705	—	132,750
Issuance of common stock to Series A preferred stockholders	—	—	111,134	111	327,485	—	327,596
Conversion of Series A preferred stock into common stock	—	—	222,200	223	929,967	—	930,190
Dividends declared on Series A preferred stock	—	—	—	—	—	(477,846)	(477,846)
Net loss			—	—	—	(2,539,760)	(2,539,760)

BALANCE – December 31, 2008			17,626,799	$17,627	$13,803,474	$(1,365,179)	$12,455,922
Issuance of common stock for legal settlement	—	—	30,000	30	29,970	—	30,000
Issuance of common stock to consultants	—	—	118,750	119	84,257	—	84,376
Retirement of common stock	—	—	(200,150)	(200)	(199,875)	—	(200,075)
Series C convertible preferred stock issuance	105,350	105	—	—	1,053,395	—	1,053,500
Dividends declared on Series C preferred stock	—	—	—	—	263,375	(272,154)	(8,779)
Net loss			—	—	—	(6,868,509)	(6,868,509)
BALANCE – December 31, 2009	105,350	$105	17,575,399	$17,576	$15,034,596	$(8,505,842)	$6,546,435

The accompanying notes are an integral part of these consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,868,509)	$(2,539,760)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,690,882	2,535,693
Other intangible assets amortization	515,574	492,096
Deferred financing cost amortization	353,744	120,649
Interest expense for accretion of warrant and debt discount	307,890	200,291
Interest expense for Series B preferred stock payment-in-kind	603,839	210,369
Impairment of idle equipment and write off of fixed assets	733,333	1,618,125
Provision for doubtful accounts	251,039	750,020
Gain on sale of property and equipment	(23,647)	(245,424)
Gain on conversion of debt to preferred stock	(37,500)	—
Stock-based payments	97,786	88,750
Write-off of expenses for unrealized acquisitions	30,000	271,081
Change in fair value of derivatives and other assets and liabilities measured at fair value	4,317	—
Change in fair value of warrants with contingent redemption provisions	(728,996)	(1,151,059)
Deferred income taxes	(1,678,688)	(1,308,765)
Changes in operating assets and liabilities
Accounts receivable	3,026,618	919,312
Inventories	(84,655)	(119,606)
Prepaid expenses and other current assets	600,692	44,485
Deposits and other assets	(523,782)	194,745
Restricted cash	602,042	(813,164)
Accounts payable	(471,152)	(375,313)
Accrued expenses and other current liabilities	(617,493)	(1,573,434)
Accrued disposal costs	410,276	(1,031,390)
Contingent consideration	—	(33,215)
Due from joint venture	224,282	(342,552)
Income taxes payable	—	(1,024,603)

TOTAL ADJUSTMENTS	6,286,491	(572,009)

NET CASH USED IN OPERATING ACTIVITIES	(582,018)	(3,112,669)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of business and assets	—	(44,803)
Payments for pending acquisitions	—	(198,779)
Acquisitions of property and equipment	(382,918)	(952,155)
Proceeds from sale of property and equipment	52,994	707,105

NET CASH USED IN INVESTING ACTIVITIES	(329,924)	(488,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of (advances for) related party loans	28,052	(25,167)
Net (repayments) borrowings on line of credit	1,476,707	(5,992,775)
Repayments of notes payable	(25,068)	(682,938)
Repayment of long-term debt	(1,279,086)	(4,341,238)
Proceeds from equipment financing	—	8,200,000

PURE EARTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	For the Years Ended
	December 31,
	2009	2008

Financing fees incurred	(150,000)	(740,851)
Retirement of common stock	(200,075)	—
Private placement of preferred stock	1,016,000	6,300,000
Dividends paid on Series A preferred stock	(58,779)	(100,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	807,751	2,617,031

NET DECREASE IN CASH AND CASH EQUIVALENTS	(104,191)	(984,270)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	900,744	1,885,014

CASH AND CASH EQUIVALENTS - END OF YEAR	$796,553	$900,744

SUPPLEMENTARY INFORMATION
Cash paid during the periods for:
Interest	$1,170,744	$1,326,766
Income taxes	$43,711	$1,131,985

Non-cash investing and financing activities:
Debt and other liabilities incurred in acquisition of businesses and asset purchases	$—	$1,906,229
Acquisition of businesses and assets in exchange for shares of common stock	$—	$74,500
Direct financing of property and equipment	$35,907	$145,049
Conversion of debt to equity	$75,000	$—
Cashless sale of Series C Preferred Stock	$37,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – Company Overview

The accompanying consolidated financial statements include the accounts of Pure Earth, Inc. (“Pure Earth”) and its wholly owned subsidiaries, Pure Earth Transportation & Disposal, Inc. (“PE Transportation and Disposal”); Juda Construction, Ltd. (“Juda”); PEI Disposal Group, Inc. (“PEI Disposal Group”); Pure Earth Treatment (NJ), Inc. (formerly Casie Ecology Oil Salvage, Inc. (no longer in existence)), Rezultz, Incorporated (“Rezultz”), and Pure Earth Recycling (NJ), Inc. (formerly MidAtlantic Recycling Technologies, Inc.) (collectively referred to as “PE Recycling”);  Pure Earth Energy Resources, Inc. (“PEER”); Pure Earth Environmental, Inc. (“PE Environmental”); Bio Methods LLC (“BioMethods”); Geo Methods, LLC (“GeoMethods”) (no longer in existence); Echo Lake Brownfield, LLC (“Echo Lake”); HFH Acquisition Corp. (“HFH”) (no longer in existence); Pure Earth Materials, Inc. (“PE Materials”); Pure Earth Materials (NJ) Inc. (“PE Materials NJ”); and New Nycon, Inc. (“New Nycon”).  Pure Earth and its subsidiaries, taken together as a whole, are collectively referred to as the “Company”.  All significant intercompany accounts and transactions have been eliminated.

The Company’s reportable segments are strategic business units that offer environmental services within the Company’s continuum of environmental strategies. For the years ended December 31, 2009 and 2008, the Company has four reportable segments: Transportation and Disposal, Treatment and Recycling, Environmental Services and Materials.  As of December 2009, the Company’s former Concrete Fibers segment and the operations of New Nycon, Inc. were reclassified and presented as discontinued operations as of and for the years ended December 31, 2009 and 2008 (see Note 4).

Transportation and Disposal

PE Transportation and Disposal and PEI Disposal Group are transportation and disposal companies that specialize in coordinating the removal of contaminated and clean soils.  Juda is an owner and sublessor of trucks.  PE Transportation and Disposal and Juda are located in Lyndhurst, NJ, and serve primarily the New York metropolitan area and northern regions of New Jersey.  PEI Disposal Group is located in Long Island, New York and also serves the New York metropolitan area and Long Island.

Treatment and Recycling

PE Recycling specializes in the treatment and disposal of solid and liquid wastes through thermal desorption treatment, recycling of materials and the beneficial reuse of contaminated materials. In addition PE Recycling also performs environmental services such as oil salvaging, decontamination, wastewater cleanup, laboratory analysis, transportation and solid waste processing.

Rezultz owns the equipment and real estate used by PE Recycling.  These companies are located in Vineland, New Jersey and serve customers in the Northeastern United States.  PE Recycling also owns a non-controlling 50% interest in Advanced Catalyst Recycling, LLC (“ACR”), which is a joint venture organized for the purpose of identifying and providing recycling opportunities in the market for spent metal catalysts and to market recycling solutions to the generators of spent metal catalysts.  ACR is accounted for as an equity investment.

Environmental Services

PE Environmental is engaged in environmental investigation and remediation of soil and ground water for commercial and residential customers that are primarily located in Connecticut and New York.  PE Environmental is also in the business of locating Brownfield sites for restoration by other Pure Earth subsidiaries.  GeoMethods is engaged in environmental well drilling for commercial customers that are primarily located in Connecticut and New York, and its operations are now owned by PE Environmental.  BioMethods is engaged in the disposal of regulated medical waste from doctors’ offices, hospitals, and nursing homes in Connecticut.  Echo Lake was formed for the purpose of owning and developing a Brownfield site near Waterbury, Connecticut, as well as providing an additional outlet for soil and processed material disposal.

Materials

PE Materials and PE Materials NJ are rock crushing and material recycling operations located in Lyndhurst, New Jersey.  Both companies serve primarily the New York metropolitan area and northern regions of New Jersey, including the processing of materials derived from the Transportation and Disposal business.

Discontinued Operations - Concrete Fibers

New Nycon was a concrete reinforcing fiber company engaged in the business of processing, packaging and selling reinforcing fibers used as a component of concrete materials.  New Nycon is headquartered in Westerly, Rhode Island, and operated a packaging plant in Vineland, New Jersey, to provide concrete fibers to both domestic and foreign customers.  New Nycon also produced an eco-friendly reinforcing fiber manufactured from post-consumer carpet waste and developed under a patented process licensed by New Nycon.  As of December 31, 2009 and 2008 and for the years then ended, the financial position and operating results for the Concrete Fibers segment have been classified as discontinued operations (see Note 4). On March 31, 2010, New Nycon completed the sale of substantially all of its assets and liabilities via an asset purchase agreement (see Note 21).

NOTE 2 - Liquidity and Financial Condition

The Company incurred a net loss of approximately $7.1 million and used approximately $0.6 million of cash in its operating activities for the year ended December 31, 2009. At December 31, 2009, the accumulated deficit was approximately $8.5 million.  The Company had cash of approximately $0.8 million and a working capital deficit of approximately $(0.8) million at December 31, 2009.  The Company has traditionally financed its working capital needs with cash flows from operations and borrowings under a revolving line of credit.  The advances under the line of credit are determined based on rate of 75% of eligible accounts receivable, subject to any additional loan reserves or holdbacks of availability. Capital project needs have been traditionally financed with bank term loans, private placements of preferred or common stock and cash flows from operations.

At December 31, 2009, the Company had a $3,150,000 revolving line of credit with a bank that was due to expire on April 23, 2010, which was subsequently refinanced with a new lender on February 11, 2010.  The previously existing line of credit was used to fund working capital needs and bore interest at the bank’s prime rate, subject to a minimum of 5%, plus 5.75% (10.75% at December 31, 2009) and outstanding borrowings were collateralized by accounts receivable and inventories as defined in the agreement.  Outstanding borrowings on the line were $1,884,529 at December 31, 2009 which was collateralized by $2,847,224 of eligible trade accounts receivable as of December 31, 2009.  As of December 31, 2009, the Company had approximately $0.5 million of availability to borrow additional funds under the revolving line of credit.

During the year ended December 31, 2009, the Company entered into several amendments of its revolving line of credit agreement which reduced the maximum amount under this facility from $7.5 million as of December 31, 2008, to $3.1 million as of December 31, 2009.  These amendments also resulted in the removal of certain loan reserves previously held by the lender and added and replaced financial covenants.  The Company also added PE Recycling and certain of our other subsidiaries as borrowers to the line of credit agreement, which added their accounts receivable and inventory as collateral and provided for an initial increase in borrowing availability of $2.2 million in March of 2009.  See Note 9 to the consolidated financial statements.

On February 11, 2010, the Company refinanced its existing revolving line of credit by entering into a Commercial Financing Agreement with a new lender.  Under the Commercial Financing Agreement with the new lender, the Company has an available line of credit in the principal amount of up to the lesser of $5.0 million, or 85% of all eligible accounts receivable (as defined under the financing agreement) that have not been paid.  This refinancing increased the maximum line of credit amount from $3.1 million under the previous lender to $5.0 million, which will provide for additional liquidity in 2010 to fund the projected growth in accounts receivable.  This refinancing provided for approximately $1.4 million of initial borrowing availability as a result of a higher advance rate and less stringent accounts receivable eligibility requirements.

On November 30, 2009, the Company closed on a private placement of its Series C Preferred Stock whereby it sold and issued an aggregate of 101,600 shares of Series C Preferred Stock at a purchase price of $10.00 per share, and received aggregate gross proceeds therefore of $1,016,000.  These proceeds were used to pay down the revolving line of credit, as required by the lender, which provided for additional borrowing availability to be used for working capital purposes.

On March 31, 2010, the Company completed the sale of substantially all of the assets and liabilities of New Nycon in exchange for $217,282 in cash received at closing, with an additional $50,000 in cash to be paid 90 days subsequent to the closing date.  The additional $50,000 payment is subject to reduction for accounts receivable not collected during that time period.  The proceeds received from this sale were used to fund the ongoing working capital requirements of the Company.

Management believes cash balances on hand, borrowings under the line of credit agreement and cash flows from operations will be sufficient to fund the Company’s net cash requirements at least until December 31, 2010, based on several large committed jobs within the Transportation and Disposal segment which are scheduled to begin in April and May of 2010.  If the Company experiences significant delays associated with these jobs or is unable to begin this work as scheduled due to unforeseen circumstances, it may need to seek additional sources of financing.  In an effort to mitigate any potential working capital deficiencies, the Company is engaged in the following additional activities:

•
The Company is currently the holder of a note receivable in the principal amount of $0.7 million as of December 31, 2009.  This note is the result of the settlement of the Accounts Receivable litigation (Note 19) in July 2009 and is being repaid in eighteen monthly installments of $55,555.  The Company is seeking to obtain financing for this note receivable to the existing revolving line of credit lender in exchange for 50% of the outstanding principal balance, which would provide for approximately $0.3 million as of April 10, 2010.

•
The Company is working with the revolving line of credit lender to increase the maximum line amount from $5.0 million to $7.5 million.  The Company is also in the process of adding an additional subsidiary’s accounts receivable as collateral to this revolving line of credit, which would provided for approximately $0.4 million of additional borrowing availability.

NOTE 3 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates. Critical accounting policies requiring the use of estimates are allowance for doubtful accounts, depreciation and amortization, impairment testing for intangible assets, goodwill and idle machinery, accrued disposal costs, deferred revenue, inventories, assets and liabilities accounted for at fair value, and the valuation of stock-based compensation, the Company’s mandatorily redeemable Series B preferred stock (the “Series B Preferred Stock”), the Company’s Series C convertible preferred stock (the “Series C Preferred Stock”) and warrants to purchase common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of less than three months when purchased to be cash equivalents.  Due to their short-term nature, cash equivalents, when they are carried, are carried at cost, which approximates fair value.

Restricted Cash

As of December 31, 2009, the Company had restricted funds of $0.2 million on deposit in connection with an outstanding letter of credit.  As of December 31, 2008 the Company had restricted funds of $0.6 million for the establishment of an interest reserve account relating to the PE Recycling refinancing  (see Note 10) and $0.2 million on deposit in connection with an outstanding letter of credit.  These amounts are classified as restricted cash within current assets.  The Company is also required by law to have escrow accounts in which it deposits funds in the event of closure and post closure events.  These accounts are classified as long-term restricted cash and included in deposits and other assets in the accompanying consolidated balance sheets since the Company does not anticipate that the conditions requiring the escrow accounts will be satisfied within the current period.  As of December 31, 2009 and 2008, the Company had $0.3 million included in deposits and other assets with respect to these escrow accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to a variety of customers.  The Company performs continuing credit evaluations of its customers’ financial condition and in certain instances may require additional collateral or insurance bonds from its customers.  Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve based on historical experience, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2009 and 2008 is adequate; however, actual write-offs may exceed the recorded allowance.

Inventories

Inventories are valued at the lower of cost or market by the weighted average cost method and is comprised of crushed rock and recycled oil, which are considered finished products.  The value of the inventories as of December 31, 2009 and 2008, were as follows:

	December 31,
	2009	2008
Recycled oil	$255,358	$248,151
Crushed rock	137,204	64,500
Total	$392,562	$312,651

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization.

Depreciation and amortization of property and equipment is provided by use of the straight-line method over the estimated useful lives of the assets as follows:

Asset Classification	Range of Estimated Useful Life
Buildings and improvements	25 years
Machinery and equipment	3-10 years
Trucks and automobiles	4-7 years
Office furniture and fixtures	2-4 years
Computer software	3 years
Leasehold improvements	Lesser of useful life of asset or life of lease

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $2,664,884 and $2,516,392, respectively.

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

Revenue Recognition

The Company applies the revenue recognition principles set forth under the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) 104 and Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” with respect to all of its revenue.  Accordingly, revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured.  Revenue is recognized net of estimated allowances.

Revenues for the Transportation and Disposal segment are recognized upon completion of the disposal of the waste into a landfill or Brownfield, or when it is shipped to a third party for processing and disposal.   Revenue for the Materials segment consists of two components.  The first is for incoming loads whereby revenue is recognized upon acceptance of such materials into the facility at which time it is deemed earned.  The second component deals with material received into the facility that is unprocessed, which is deemed to have no value.  Subsequent to receipt of the incoming loads, the material is processed and crushed into finished stone product, representing a finished good.  The crushed material is resold to third parties and the second component of revenue is recognized upon delivery of the finished product.  Revenue for the Environmental Services segment is recognized as services are rendered. Revenues for the Treatment and Recycling segment are recognized upon the completion of the treatment of hazardous and non-hazardous soils and oil byproducts.  Revenues from waste that is not yet completely processed (and their associated costs) are deferred until such services have been completed.  Some of the Company’s customer contracts require a certificate of disposal from a recycling outlet and for those specific contracts revenue is deferred until the disposal process has been completed.  As of December 31, 2009 and 2008, the Company had deferred revenues of $108,702 and $40,571, respectively.

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

Goodwill and Intangible Assets - Indefinite Lives

The Company accounts for goodwill and intangible assets in accordance with ASC 350, “Intangibles, Goodwill and Other” (“ASC 350”).  ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value.  Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

The Company recorded goodwill in relation to the acquisition of PE Environmental, GeoMethods and BioMethods during the year ended December 31, 2006.  The annual goodwill impairment tests in 2009 and 2008 using the criteria set forth under ASC 350 indicated that there was no impairment to goodwill related to the Company’s acquisition of PE Environmental, GeoMethods and BioMethods.

The Company also obtained valuable state and local permits which allow PE Recycling to operate its recycling and soil remediation operations, which were recorded based upon the purchase price allocation of $2,200,000.  The permits do not have any legal, regulatory (other than perfunctory renewal requirements of up to five years on certain permits), contractual, competitive, economic or other factors that would limit the useful life of the asset and therefore, are deemed to have indefinite lives and are not subject to amortization.  Permits with a finite life were immaterial at December 31, 2009 and 2008, and any such permits would be amortized on a straight-line basis over the estimated useful lives.

Intangible Assets - Finite Lives

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

Long-Lived Assets

The Company follows ASC 360, “Property, Plant and Equipment” (“ASC 360”).  ASC 360 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets based on non-discounted cash flows.  Write offs and impairment losses relating to idle equipment and fixed assets were $733,333 and $1,618,125 for the years ended December 31, 2009 and 2008, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and excludes any potentially dilutive securities.   Diluted EPS gives effect to all potentially dilutive securities outstanding during each period that were outstanding during the period but does not include such securities if their effect would be anti-dilutive, in accordance with ASC 260, “Earnings Per Share” (“ASC 260”).

At December 31, 2009 and 2008, the Company’s dilutive securities included the following components:

	December 31,
	2009	2008
Weighted average common shares outstanding used in computing basic EPS	17,550,530	17,427,847
Effect of dilutive securities:
Convertible notes and stock purchase warrants	—	—
Adjusted weighted average common shares used in computing diluted EPS	17,550,350	17,427,847

The Company’s computation of diluted EPS excludes 1,091,818 of common stock purchase warrants outstanding as of December 31, 2009 and December 31, 2008, since their effect was anti-dilutive.  Additionally, 105,350 shares of the Company’s Series C Preferred Stock at December 31, 2009 were also excluded from the determination of diluted EPS as their effect was anti-dilutive.

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) on July 24, 2007, concurrent with the approval of the 2007 Stock Incentive Plan.  The guidance under SFAS 123(R) was subsequently included in ASC 718, “Compensation- Stock Compensation” (“ASC 718”).  ASC 718 requires companies to recognize compensation cost relating to share-based payment transactions in their consolidated financial statements.  That cost is measured based upon the fair value of the equity or liability instrument issued and is recognized over the service period.  At the date of adoption, the Company did not have any existing share-based awards outstanding.  The Company recorded $84,376 and $88,750 of stock-based compensation expense for the years ended December 31, 2009 and 2008, with respect to the issuance by the Company of common stock and restricted stock awards.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”).  Accordingly, income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when, based on an evaluation of objective verifiable evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). The guidance under FIN 48 was subsequently included in ASC 740.  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on the derecognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company also files state income tax returns in various states, including New York, New Jersey, Pennsylvania and Connecticut, which may have different statutes of limitations. Generally, state income tax returns for years 2006 through 2010 are subject to examination. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to the Company’s financial results.  As described in Note 17, the Company has completed its assessment of uncertain tax positions and has determined that it does not have any material uncertain income tax positions requiring recognition or disclosure in accordance with ASC 740 as of December 31, 2009 and 2008 and for the years then ended.

Preferred Stock

The Company applies the guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) when determining the classification and measurement of preferred stock.  Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with ASC 480  Accordingly the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity.  At all other times, the Company classifies its preferred shares in stockholders’ equity.  The Company’s Series A Preferred Stock was previously presented as temporary equity and was converted into common stock pursuant to the mandatory conversion provisions on June 30, 2008.  The Company issued Series B Preferred Stock on March 4, 2008, which is mandatorily redeemable and therefore is classified as a liability as of December 31, 2009 and 2008.  On November 30, 2009, the Company issued Series C Preferred Stock, which is convertible into shares of the Company’s common stock at the option of the holder.  The Series C Preferred Stock does not contain any redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control and therefore is classified as a component of equity as of December 31, 2009 (Note 14).

Convertible Instruments

The Company evaluated and accounted for conversion options embedded in convertible instruments in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”) and ASC 825, “Financial Instruments” (“ASC 825”).

ASC 825 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 825. ASC 825 also provides an exception to this rule when the host instrument is deemed to be conventional.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of ASC 825.  Accordingly, the Company records when necessary debt discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

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

The Company also evaluated the conversion options featured in the Series C Preferred Stock issued in November and December 2009.  The conversion option provides the holders of the Series C Preferred Stock with the right to convert the Series C Preferred Stock into a fixed number of shares of common stock, which was established at the date of issuance.  At the time of issuance of the Series C Preferred Stock, the conversion features were determined to be in the money; therefore, a beneficial conversion feature did exist and was recorded as a dividend equal to the fair value of the beneficial conversion option at the date of issuance.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants and other free standing derivative financial instruments in accordance with the provisions of ASC 825. Based on the provisions of ASC 825, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives it a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside its control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).  The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with the convertible debt issuance in 2006,  and the issuance of the Series A Preferred Stock and Series B Preferred Stock to private investors.  The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet as of December 31, 2009 and 2008, using the applicable classification criteria enumerated in ASC 825.  The Company determined that the common stock purchase warrants relating to the 2006 convertible debt issuance and the Series A Preferred Stock do not feature any characteristics permitting net cash settlement at the option of the holders. Accordingly, these instruments have been classified as a component of stockholders’ equity in the accompanying consolidated balance sheets as of December 31, 2009 and 2008.  The Warrants issued in connection with the Series B Preferred Stock provide the holders with a put option that is exercisable upon the occurrence of certain specified events and at the discretion of the holder, and therefore are classified as a liability as of December 31, 2009 and 2008.

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

Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  The guidance provided for in SFAS  157 was subsequently incorporated into ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also prioritizes the use of market-based assumptions, or observable inputs, over entity-specific assumptions or unobservable inputs when measuring fair value and establishes a three-level hierarchy based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. The fair value hierarchy designates quoted prices in active markets for identical assets or liabilities at the highest level and unobservable inputs at the lowest level. (See Note 14 for additional information regarding the fair value hierarchy.)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007.   The guidance provided for in SFAS 159 was subsequently included in ASC 820.  ASC 820 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  On November 12, 2008, PE Recycling entered into a $8.0 million term loan with Susquehanna Bank (see Note 11), at which time it elected to measure and report this liability at its fair value pursuant to ASC 820.  See Note 14 for further information on this election and the Company’s valuation methodology for this liability.

Fair Value of Financial Instruments

The Company determines the estimated fair value of its financial instruments using available market information and commonly accepted valuation methodologies.  However, considerable judgment is required in interpreting market data to develop the estimates of fair value.  The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values.  The fair value estimates are based on information available as of December 31, 2009 and 2008.

The carrying values of cash and cash equivalents, restricted cash, trade accounts receivable, trade accounts payable and financial instruments included in other assets and other liabilities are reflected in the consolidated balance sheet at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities.  The carrying values of the Company’s notes payable and long-term debt approximates the estimated fair value, as determined by comparison to rates currently available for debt with similar terms and maturities.  The carrying value of the Company’s Series B Preferred Stock and related warrants was determined at the date of issuance using the Black-Scholes option pricing model with market-based assumptions.  At December 31, 2009 and 2008, the fair value of the warrants was determined using the Black-Scholes option pricing model with assumptions as of that date.  The carrying value of the Series B Preferred Stock is reflected in the consolidated balance sheet at its allocated fair value, including the accretion of the debt discount, which approximates fair value.

Advertising

The Company expenses all advertising costs as incurred.  Advertising expenses totaled approximately $203,000 and $153,000 for the years ended December 31, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements

Standards Codification.  In June 2009, the Financial Accounting Standards Board (“FASB”) confirmed that the FASB ASC would become the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) (other than guidance issued by the SEC), superseding all other accounting literature except that issued by the SEC. The Codification does not change U.S. GAAP. However, as a result, only one level of authoritative U.S. GAAP exists. All other literature is considered non-authoritative. The FASB ASC is effective for interim and annual periods ending on or after September 15, 2009. Therefore, the Company has changed the way specific accounting standards are referenced in the consolidated financial statements.

Share Based Payments.  On June 16, 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which was subsequently included in ASC 260. This guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities to be included in the computation of earnings per share (“EPS”) using the two-class method. The guidance was effective for fiscal years beginning after December 15, 2008 on a retrospective basis, including interim periods within those years.  The adoption of this guidance did not have any impact on the Company’s consolidated financial statements as there were no unvested share-based payment awards outstanding.

Impairment.  In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which was subsequently included in ASC 320, “Investments - Debt and Equity Securities.” These positions amend the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These positions are s effective for interim and annual periods ending after June 15, 2009. The Company does not currently have any outstanding investments in debt or equity securities, therefore the adoption of these positions did not have an impact on the consolidated financial statements.

Fair Value.  In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was subsequently incorporated in ASC 820.  This guidance provided additional direction in determining whether a market for a financial asset is inactive and, if so, whether transactions in that market are distressed, in order to determine whether an adjustment to quoted prices is necessary to estimate fair value. This additional guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of the guidance did not have a material impact on the Company’s consolidated earnings, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was subsequently incorporated in ASC 825. This guidance requires disclosures about the fair value of an entity’s financial instruments, whenever financial information is issued for interim reporting periods. The additional guidance was effective for interim periods ending after June 15, 2009. Accordingly, the Company has included these disclosures in its Notes to Consolidated Financial Statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures  — Measuring Liabilities at Fair Value. This guidance provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, fair value should be measured using one or more specific techniques outlined in the update. The guidance was effective for the first reporting period after issuance. The adoption of the guidance did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

In January 2010, the FASB updated ASC 820 to add disclosures for transfers in and out of level one and level two of the valuation hierarchy and to present separately information about purchases, sales, issuances and settlements in the reconciliation for assets and liabilities classified within level three of the valuation hierarchy. The updates to ASC 820 also clarify existing disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The updates to ASC 820 are effective for fiscal years and interim periods beginning after December 15, 2009, except for the disclosures about activity in the reconciliation of level three activity, which are effective for fiscal years and interim periods beginning after December 15, 2010. The updates to ASC 820 enhance disclosure requirements and will not impact the Company’s financial position, results of operations or cash flows.

Subsequent Events.  In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which was subsequently incorporated in ASC 855, “Subsequent Events” (“ASC 855”). The new guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The circumstances under which these events or transactions should be recognized or disclosed in financial statements were defined.  Disclosure of the date through which subsequent events have been evaluated was also required, as well as whether that date was the date the financial statements were issued or the date the financial statements were available to be issued.

The new guidance was effective for interim or annual reporting periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 to further amend ASC 855. ASU 2010-09 removed the requirement for an entity that is an SEC filer to disclose the date through which subsequent events have been evaluated. Although the Company has evaluated events and transactions that occurred after the balance sheet date through the issuance date of these financial statements to determine if financial statement recognition or additional disclosure is required, it has discontinued the separate evaluation date disclosure in its Notes to Consolidated Financial Statements.

Transfers of Financial Assets.  In June 2009, the FASB issued two standards changing the accounting for securitizations. SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It also changes the requirements for derecognizing financial assets, and requires additional disclosures. The Company does not currently engage in the transfer of financial assets and therefore, it does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.  These changes have been incorporated in ASC 860, “Transfers and Servicing”.

Consolidation.  In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect that the adoption of SFAS 167 will have a material impact on the Company’s consolidated financial statements.  SFAS 167 has been included in ASC 810, “Consolidation.”

Revenue Recognition.  In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Arrangements” (“ASU No. 2009-13”), an update to ASC 605. ASU No. 2009-13 amends ASC 605 for how to determine whether an arrangement involving multiple deliverables (i) contains more than one unit of accounting and (ii) how the arrangement consideration should be (a) measured and (b) allocated to the separate units of accounting. ASU No. 2009-13 is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2009-13 on its Consolidated Financial Statements.

The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the years ended December 31, 2009 and 2008, and it does not believe that any of those pronouncements will have a significant impact on the Company’s condensed consolidated financial statements at the time they are issued.

NOTE 4 – Nycon Acquisition and Discontinued Operations

Nycon Acquisition

Effective April 1, 2008, New Nycon completed the purchase of specified assets from Nycon, Inc. (“Nycon”), a concrete reinforcing fiber company headquartered in Westerly, Rhode Island.  Prior to this acquisition, Nycon was engaged in the business of processing, packaging and selling reinforcing fibers used as a component of concrete materials.  Pursuant to the terms of the purchase agreement, the Company acquired Nycon’s accounts receivable, equipment and all intangible assets and intellectual property.  In connection with the purchase of Nycon and formation of New Nycon, the Company entered into an exclusive licensing agreement with the holder of a patent covering the process for making and using reinforcing fiber for concrete materials from post-consumer carpet waste as a substitute for new fibers.  During the term of the license agreement, the Company was to pay to the licensor an annual royalty fee equal to 30% of New Nycon’s earnings before taxes, depreciation and amortization, and the Company also paid the patent holder 15,000 shares of its common stock, which shares were placed in escrow pending the satisfaction by New Nycon of certain financial objectives.

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

During the year ended December 31, 2009, the Company and the former owner of Nycon amended the asset purchase agreement as follows:

•
In June of 2009, the purchase price was reduced to $600,000 and the earn-out rate was reduced from 20% to 12.5%.  This amendment resulted in a pro-rata reduction of the intangible assets and a corresponding reduction of the contingent consideration.

•
In December of 2009, the Company issued 3,750 shares of Series C Preferred Stock valued at $37,500 to the former owner in exchange for the former owner: 1) taking back the obligation for the $75,000 note payable previously assumed by the Company as part of the asset purchase agreement, 2) the remaining contingent earn-out was reduced from $600,000 to zero, and 3) the former owner’s monthly consulting fee was eliminated.  This amendment resulted in the recognition of $37,500 of other income derived from the extinguishment of the $75,000 of debt and another pro-rata reduction of the intangible assets and a corresponding reduction of the contingent consideration.

Discontinued Operations

In December 2009, the Company made a decision to discontinue the operations of New Nycon, Inc. and the Concrete Fibers segment.  Accordingly New Nycon’s financial position as of December 31, 2009 and 2008 and its results of operations for the years ended December 31, 2009 and 2008 are presented as discontinued operations in the accompanying consolidated financial statements.

In conjunction with the discontinuance of operations, the Company recognized losses of $357,985 and $312,494 for the years ended December 31, 2009 and 2008, respectively.  The assets and liabilities of the discontinued operations are presented separately under the captions “Assets held for sale” and “Liabilities held for sale,” respectively in the accompanying consolidated balance sheets as of December 31, 2009 and 2008.  Effective March 31, 2010, the Company completed the sale of substantially all of New Nycon’s assets and liabilities.  In conjunction with this sale, the exclusive licensing agreement for using recycled carpet waste as a substitute for new fibers was also terminated along with the contingent earn-out (see Note 21).

The assets and liabilities of the discontinued operations as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008

ASSETS:
Accounts receivable, less allowance for doubtful accounts of $7,980 and $4,064	142,332	130,611
Inventory	231,036	226,292
Prepaid expenses and other current assets	19,779	20,887
Property, plant and equipment, net of accumulated depreciation of $46,244 and $12,463	39,330	39,889
Intangible assets	524,446	1,569,238
Assets of Discontinued Operations	$956,923	$1,989,917
Liabilities:
Accounts payable	$139,409	$296,912
Accrued expenses and other liabilities	49,351	7,845
Note payable to former owner	—	75,000
Contingent consideration	607,756	1,507,756
Liabilities of Discontinued Operations	$796,516	$1,887,513

The results of discontinued operations for the years ended December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Revenue	$1,551,511	$1,571,229
Costs of Revenues (including $25,998 and $19,301 of depreciation)	1,144,691	1,262,324
Gross profits	$406,820	$308,905

Operating expenses	799,783	642,804
Loss from operations	(392,963)	(333,899)

Other income	35,068	21,405

Loss from Discontinued Operations	$(357,895)	$(312,494)

NOTE 5- Other Acquisitions, Assets Purchases and Joint Ventures

Echo Lake

On September 14, 2007, PE Environmental formed a wholly owned subsidiary, Echo Lake, a Connecticut limited liability company.  Echo Lake was formed for the purpose of owning and developing a Brownfield site in the State of Connecticut.  On January 3, 2008, the Company completed the acquisition of this Brownfield site for a purchase price of $50,000 and assumed estimated cleanup costs of approximately $233,000.  The Company spent approximately $57,000 on site evaluation costs prior to purchasing the Brownfield site.  As of December 31, 2009, the Company has invested approximately $340,000 in the purchase and development of this property.  Echo Lake’s operations since formation have consisted primarily of legal and engineering costs incurred in relation to obtaining the permits and approvals necessary to begin the Brownfield site development and rehabilitation.  For the years ended December 31, 2009 and 2008, the Company incurred losses of $0.2 million and $0.1 million, respectively, related to this project.

Advanced Catalyst Recycling, LLC (“ACR”)

On April 30, 2007, Casie entered into an agreement to form ACR.  ACR is a joint venture between Advanced Recycling Technology, Inc. (“ARTI”) and Pure Earth Recycling (NJ), Inc. , as successor to Pure Earth Treatment (NJ), Inc.  [Pure Earth Recycling (NJ), Inc. and ARTI each own a 50% interest in ACR with equal decision making and voting interests and contributed $1,000 in start-up capital to the joint venture.  The purpose of the joint venture is to identify and enter into recycling opportunities in the market for spent metal catalysts and to market recycling solutions to the generators of spent metal catalysts.  The Company accounts for its investment in ACR under the equity method of accounting for investments as prescribed by ASC 323, “Investments – Equity Method and Joint Ventures” (formerly APB 18) (“ASC 323”).  At December 31, 2009, the Company’s investment in ACR was $(0.4) million and at December 31, 2008, the Company’s recorded investment in ACR was $(0.3) million, which are included as a component of deposits and other assets.  The Company’s recorded investment includes $143,431 of pretax losses from its share of ACR’s net loss for the year ended December 31, 2009 and $310,678 of pretax losses from its share of ACR’s net loss for the year ended December 31, 2008.

NOTE 6 - Concentrations of Credit Risk

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

Credit risk with respects to accounts receivable was concentrated with two customers in 2009 and two other customers in 2008. These customers accounted for approximately $853,870 (13%) and $3,305,389 (28%) of the accounts receivable at December 31, 2009 and 2008, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and if necessary would require collateral to mitigate its credit risk. Two customers accounted for $5,757,876 (13%) of its revenue during year ended December 31, 2009, and three customers accounted for $11,696,340 (19%) of the Company’s revenue year ended December 31, 2008.  These revenues were reported as a component of the Transportation and Disposal segment revenues.  The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations.  The breakdown of revenue between these customers was as follows:

	Year ended December 31, 2009	Percentage of Revenue	Year ended December 31, 2008	Percentage of Revenue
Customer A	$3,342,019	8%	—	—
Customer B	2,415,857	5%	—	—
Customer C	—	—	$2,994,589	5%
Customer D	—	—	4,235,925	7%
Customer E	—	—	4,465,826	7%
Total	$5,757,876	13%	$11,696,340	19%

NOTE 7 - Idle Machinery

Included in the PE Recycling acquisition was equipment having a fair value of $8,450,000 at the date of purchase on March 30, 2007.  During the year ended December 31, 2008, the Company recorded $1,618,125 of impairment relating to this idle machinery due to the softening of the overall economy.

During the year ended December 31, 2009, the Company made the following changes to the idle machinery:

•	In April 2009, the Company placed into service $2,018,750 of equipment that was previously classified as idle;

•
In December of 2009, the Company placed into service $1,000,000 of equipment that was previously classified as idle in exchange for removing equipment with a net carrying value of $733,333.  The Company recorded a loss of $733,333 in relation to the equipment that was removed from service due to its poor condition at the time of removal.  In relation to this exchange of equipment the Company spent approximately $0.3 million in additional parts and labor which was capitalized into fixed assets as part of the retrofitting and refurbishment of this equipment.

As of December 31, 2009, the carrying value of the idle equipment at PE Recycling was $3,813,125 and the Company had recorded deferred tax liabilities of approximately $1.5 million in relation to this equipment.  As of December 31, 2008, the carrying value of the idle equipment at PE Recycling was $6,831,875 and the Company had recorded deferred tax liabilities of approximately $2.7 million in relation to this equipment.

In November 2008, PE Materials shifted its rock crushing operations from the North Bergen, New Jersey facility to its other location in Lyndhurst, New Jersey.  As a result of this move, approximately $345,000 of equipment was no longer needed for operations and was transferred into idle machinery.  The Company intends to hold this equipment for sale.

NOTE 8 - Intangible Assets

Through its acquisitions and asset purchases, the Company has acquired and recorded certain identifiable intangible assets. In connection with the acquisition of Nycon, the Company obtained certain intangible assets including a customer list, patents, trademarks, a non-compete agreement and a licensing agreement.  The Company recorded intangible asset additions in the gross amount of $1,690,000, all relating to the Nycon acquisition.  The fair value of these intangible assets was determined based upon the expected future cash flows expected to be derived from their usage.  During the year ended December 31, 2009, the Company recorded reductions of $900,000 to the carrying value of the Nycon intangible assets as a result of purchase price adjustments with the former owner of Nycon (see Note 3).  As of December 31, 2009 and 2008 the intangible assets of New Nycon, Inc. were included within the “Assets held for sale” (see Note 3).

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

In connection with the PE Recycling acquisition the Company obtained valuable state and local permits which allow it to operate the recycling and soil remediation facility.  These permits were valued and recorded at $2,200,000.  The Company also obtained a covenant not to compete from one of the former owners of PE Recycling in the amount of $275,742 for a period of 10 years, for which the fair value was based upon the amount of the payments required to be made to this individual in exchange for the covenant.  In 2006, the Company acquired customer lists from PE Transportation and Disposal, Alchemy Development, LLC, and an independent third party.

Below is a summary of intangible assets at December 31, 2009 and 2008:

	Balance as of December 31, 2009			Balance as of December 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite Lives:
Customer lists	$1,417,552	$(562,438)	$855,114	$1,417,552	$(420,683)	$996,869
Other intangible assets	1,283,001	(490,924)	792,077	1,283,001	(261,898)	1,021,103
	2,700,553	(1,053,362)	1,647,191	2,700,553	(682,581)	2,017,972
Indefinite Lives:
Permits	2,200,000	—	2,200,000	2,200,000	—	2,200,000

Total	$4,900,553	$(1,053,362)	$3,847,191	$4,900,553	$(682,581)	$4,217,972

Expected future amortization expense for amortizable intangible assets with finite lives is as follows for the years subsequent to December 31, 2009:

Twelve months ending December 31,
2010	$370,781
2011	370,781
2012	353,994
2013	169,330
2014	169,330
Thereafter	212,975
$1,647,191

Amortization expense of intangible assets was $370,781 and $378,171 for the years ended December 31, 2009 and 2008, respectively.

NOTE 9 - Line of Credit

At December 31, 2009, the Company had a $3,150,000 revolving line of credit with a bank that was due to expire on April 23, 2010.  The line of credit was used to fund working capital needs and bore interest at the bank’s prime rate, subject to a minimum of 5%, plus 5.75% (10.75% at December 31, 2009) and outstanding borrowings were collateralized by accounts receivable and inventories as defined in the agreement.  Outstanding borrowings on the line were $1,884,529 at December 31, 2009 and $407,822 at December 31, 2008.  These borrowings were collateralized by $2,847,224 and $3,349,812 of eligible trade accounts receivable as of December 31, 2009 and December 31, 2008, respectively.

During the year ended December 31, 2009 the Company amended this revolving line of credit as follows:

•
On March 13, 2009, the Company amended this revolving line of credit agreement to add PE Recycling and the Company’s other subsidiaries as borrowers and the accounts receivable and inventory of these entities became collateral and, to the extent eligible, part of the available borrowing base.  As a result, as of March 13, 2009, $2.2 million of borrowing availability was added to the revolving line of credit.  This amendment also added certain financial covenants including minimum adjusted net income and debt service coverage ratio and amended the tangible net worth requirements.

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

d.	The first $1,000,000 of otherwise eligible accounts receivable were deemed ineligible for the purpose of serving as available borrowing collateral.
e.	The lender prohibited the Company from making any cash payments to the holder of its Series B Preferred Stock during the remainder of the loan term.

•
On October 23, 2009, the Company entered into an amendment of this revolving line of credit which extended the expiration date until April 23, 2010, and reduced the maximum line amount to $3,300,000, with subsequent reductions to $3,150,000 on December 15, 2009 and $3,000,000 on February 15, 2010.  This amendment removed the existing financial covenants and replaced them with the following financial covenants:

a.
Minimum Debt Service Coverage Ratio- Beginning on the month ending January 31, 2010, the Company was required to maintain a debt service coverage ratio (as defined in the revolving line of credit agreement) of 1.0 to 1.0.

b.	Capital Expenditures-The Company could not incur unfinanced capital expenditures in excess of $50,000 from November 1, 2009 through the maturity date.
c.
Account Aging Limits- Beginning on November 30, 2009, the Company’s accounts receivable older than 90 days past the invoice date could not exceed the greater of 13% of all accounts receivable or $1.25 million.

The October 23, 2009 amendment also continued the lender-imposed prohibition on the cash payment of dividends to the Company’s Series B Preferred stockholder, which would have constituted an event of noncompliance under the Series B Preferred Stock investment agreement and related agreements for amounts due and payable.  The Company obtained a waiver from the holder of the Series B Preferred Stock waiving the events of noncompliance arising from the Company’s lender imposed prohibition on the payment of the cash dividends otherwise due on September 30, 2009 and December 31, 2009.

Additionally under this amendment, the Company was required to obtain additional capital in the form of equity or subordinated debt of no less than $0.8 million by November 30, 2009, and an additional $1.0 million of equity or subordinated debt by February 15, 2010.  On November 30, 2009, the Company raised approximately $1.0 million of equity in the form of Series C Convertible Preferred Stock (see Note 15), satisfying this requirement. On February 11, 2010, the Company refinanced this line of credit with a new lender, thereby eliminating the requirement to raise additional equity by February 15, 2010 (see Note 21).

The Company incurred $150,000 of additional costs in relation to the amendments of this line of credit during the year ended December 31, 2009, and approximately $112,000 of additional costs for the year ended December 31, 2008.  The Company recorded these fees as deferred financing costs to be amortized over the term of the financing or expensed immediately upon extinguishment.

NOTE 10 - PE Recycling Refinancing

On November 12, 2008, PE Recycling (as borrower) and Pure Earth (as guarantor) completed a $8,000,000 term loan with Susquehanna Bank (“Susquehanna”), the proceeds of which were used for refinancing existing debt (including the line of credit) at PE Recycling with the previous lender and for reimbursing the Company for capital expenditures and working capital advances made to or on behalf of PE Recycling.  The previous debt held by PE Recycling consisted of a $2.4 million revolving line of credit and $2.9 million in various bank and equipment notes payable which carried interest rates ranging from 6.50% to 8.50% with varying maturities.  The consolidated term loan matures on November 15, 2015, is payable in 84 monthly installments and bears interest at an adjustable rate equal to 250 basis points above the one-month LIBOR, which was approximately 2.94% as of December 31, 2008, and 0.23% as of December 31, 2009.  This interest rate is adjusted on the 15th of every month beginning December 15, 2008.  PE Recycling also entered into an $8.0 million interest rate swap agreement with Susquehanna by which PE Recycling is required to pay a fixed rate of interest at 6.10% to Susquehanna over a 7 year term corresponding to the loan term, in exchange for the payment by Susquehanna to PE Recycling of adjustable rate payments based on 1 month LIBOR, plus 250 basis points.  This swap agreement effectively converted the adjustable rate loan into a fixed rate loan at 6.10%.  The loan is collateralized by the mortgaged properties and equipment held by PE Recycling, excluding accounts receivable, inventory and three pieces of excluded equipment.

On November 16, 2009, PE Recycling and Susquehanna entered into an amendment of the Susquehanna term loan whereby commencing on November 15, 2009 and through January 15, 2010, PE Recycling will make monthly installment payments of accrued interest only, equal to approximately $40,000 per month.  The loan will retain the original maturity of November 15, 2015, subject to a revised loan amortization schedule spread evenly over the remaining period from February 15, 2010 through maturity.  PE Recycling also amended the related interest rate swap agreement to coincide with the amended term loan at a fixed rate of 6.10%.

The consolidated term loan contains a financial covenant which requires Pure Earth as the guarantor to maintain a maximum leverage ratio of 4.0 to 1.0, measured annually at the end of each fiscal year commencing on December 31, 2009.  In addition, Pure Earth is required to provide annual financial statement and other financial information as requested by the lender, as well as quarterly environmental reports for compliance purposes and certain customary negative and affirmative covenants.  As of December 31, 2009 and 2008, Pure Earth and PE Recycling were in compliance with the covenants and restrictions under this term loan agreement.

NOTE 11 - Long-Term Debt

At December 31, 2009 and 2008, long-term debt (including the current portion) consisted of the following:

	December 31,
	2009	2008
PE Recycling term loan	$7,144,790	$7,927,349
Equipment term loan	1,205,396	1,603,204
Various equipment notes payable	315,893	377,681
Total	8,666,079	9,908,234
Less current portion	(1,462,224)	(1,556,494)
Long-term portion	$7,203,855	$8,351,740

Equipment Term Loan

The Company had a combined equipment term loan outstanding with an outstanding principal balance of $1,205,396 and $1,603,204 as of December 31, 2009 and 2008, respectively.  This loan consists of an initial refinancing of existing equipment loans on November 19, 2007 into a consolidated term loan in the amount of $2,265,000, which is collateralized by equipment having a carrying value of $2,745,500.  The loan is payable in 48 monthly payments of $55,828 beginning on January 1, 2008, with interest at a rate of 8.5% per annum. ..  On June 11, 2008, the Company received an additional $200,000 of funding from the lender based upon satisfactory review of the Company’s financial statements for the year ended December 31, 2007.  This additional funding carries an interest rate of 8.5% and monthly payments of $4,930.  The combined monthly payment amounts were reduced to approximately $51,00 per month through the reduction of the outstanding debt following the sale of certain pieces of equipment which had served as collateral.

On December 7, 2009, the Company entered into a loan restructure agreement with the lender, whereby beginning on November 1, 2009 and ending April 1, 2010, the Company agreed to make revised monthly payment amounts of $10,029, representing the interest portion of the previous payment amounts. Beginning May 1, 2010 and through the end of the original maturities in December 2011 and June 2012, the Company will make revised principal and interest payments of approximately $65,000 per month.

Various Equipment Notes Payable

In connection with the PE Recycling acquisition and the Environmental Services segment operations, the Company had several bank and equipment notes payable, the majority of which were refinanced on November 12, 2008.  At December 31, 2009 and 2008, the remaining outstanding notes payable had monthly payments of $11,676, including interest ranging from 0% to 9.5%.  These notes have varying maturities up through September 2012.  The outstanding principal balance on these equipment notes payable were $315,893 and $377,681 as of December 31, 2009 and 2008, respectively.

Future maturities of long-term debt at December 31, 2009 were as follows:

Year ending December 31,
2010	$1,462,224
2011	1,901,430
2012	1,225,326
2013	1,216,531
2014	1,276,291
Thereafter	1,584,277
$8,666,079

NOTE 12 - Officer Loans and Related Party Transactions

At December 31, 2009, the Company had a note payable to Gregory Call (“Call”), a former officer of PE Recycling in the amount of $1,011,348.  Call was a former owner of PE Recycling prior to the acquisition on March 30, 2007.  The note payable bears interest at 6.77% per annum and was subject to repayment, including accrued interest, based upon the following schedule:

Twelve Months Ending December 31,
2009	333,000
2010	678,348
$1,011,348

Under the stock purchase agreement, the Company was to repay $333,000 of the principal on December 31, 2009, with the remainder of principal and all accrued but unpaid interest due and payable on December 31, 2010, subject to approval by its lender.  On June 17, 2009, the Company issued a notice of setoff to Call notifying him of the Company’s intent to set-off post-closing claims in the amount of $1,144,984 against this note payable and shares of Pure Earth common stock that may otherwise be due to Call as permitted under the stock purchase agreement.  Effective on June 27, 2009, the Company offset the amounts due to the former owner under this note payable against the post-closing claims.  Call has denied the validity of these post-closing claims.  In September 2009, the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Call, alleging in excess of $4.0 million in damages resulting from the former owner’s alleged breach of contract, and seeking from the Court a declaratory judgment as to the Company’s right of setoff as to these post-closing claims (see Note 19).   The ultimate outcome of this litigation and these post-closing claims remains uncertain, and therefore the note payable will remain outstanding on the Company’s consolidated financial statements until either a settlement with Call is reached or the Company is legally released from this obligation.

As of December 31, 2009, the Company had approximately $0.1 million in due from affiliates, which consists of amounts due from PE Recycling to ACR, in which it owns a non-controlling 50% interest.  The $0.1 million reflects the value of goods and services performed and provided by PE Recycling to the joint venture, for which PE Recycling has not yet been compensated.

The following is a summary of transactions and balances with related parties as of and for the years ended December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008
Due from joint venture	$118,270	$342,552
Notes payable to related party (including accrued interest)	$1,011,348	$983,296

NOTE 13 – Mandatorily Redeemable Preferred Stock

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

The amendment to the Pure Earth line of credit agreement in August 2009 prohibited us from declaring or paying any cash dividends, including to the holder of the Series B Preferred Stock, which would have constituted an event of noncompliance under the Series B Preferred Stock investment agreement and related agreements for nonpayment of amounts otherwise due and payable.  On August 18, 2009, the holder of the Series B Preferred Stock agreed that in lieu of making the dividend payment otherwise due on September 30, 2009, Pure Earth would be required to pay the holder such cash dividend payments, plus 14% interest thereon, in one lump sum representing the full dividend payment plus accrued interest on November 30, 2009, or if Pure Earth were to refinance this revolving line of credit with an alternative lender prior to such dates, then any unpaid portion of the dividend payment, plus accrued interest, was to be paid on the date such refinancing was consummated.  In addition, on November 30, 2009, the holder of the Series B Preferred Stock consented to Pure Earth’s issuance of Series C Preferred Stock (see Note __) and, with respect thereto, agreed to waive all rights of notice, first refusal, preemptive or similar rights, and to waive the application of any covenant prohibiting the offer and sale of the Series C Preferred Stock.  Further, the holder of the Series B Preferred Stock then agreed that in lieu of making the dividend payment otherwise due on each of September 30, 2009 and December 31, 2009, Pure Earth would pay such holder these cash dividend payments, plus 14% interest thereon, either (i) on February 15, 2010; or (ii) if Pure Earth were to refinance this revolving line of credit with an alternative lender or extend its maturity date prior to February 15, 2010, on the date of such refinancing or extension.

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

The Company accounts for its preferred stock based upon the guidance enumerated in ASC 480.  The Series B Preferred Stock is mandatorily redeemable on March 3, 2013 and therefore is classified as a liability instrument on the date of issuance.  The Warrants issued in connection with the Series B Preferred Stock provide the holders with a put option that is exercisable upon the occurrence of certain specified events and at the discretion of the holder.  The Company evaluated the Warrants and the put option pursuant to ASC 815 and determined that the Warrants should be classified as assets or liabilities because they contain redemption rights that are not solely within the Company’s control as of the date of issuance and at December 31, 2009 and 2008.  Accordingly, the Company recorded the Warrants at their estimated fair value of $2,263,223 on the date of issuance.  The remainder of the $6,300,000 in proceeds received, or $4,036,777, was allocated to the mandatorily redeemable Series B Preferred Stock.  As of December 31, 2009 and 2008 the carrying values of the mandatorily redeemable preferred stock were $5,359,206 and $4,447,437, respectively.

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

The Company calculated the fair value of the warrants at the date of issuance using the Black-Scholes option pricing model with market based assumptions.  The changes in fair value of the Warrants issued in connection with the Series B Preferred Stock from the date of issuance to December 31, 2008, was a decrease of approximately $1.2 million from $2.3 million as of March 4, 2008 to $1.1 million as of December 31, 2008, and a decrease of $0.8 million for the year ended December 31, 2009  These changes in fair value of the Warrants were reflected as a component of other income within the statements of operations for the years ended December 31, 2009 and 2008.

NOTE 14 – Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820, which establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price).  ASC 820 establishes a three-level hierarchy for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based upon the lowest level input that is significant to the measurement in its entirety.

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

The Company uses a derivative financial instrument in the form of an interest-rate swap to manage its exposure to the effects of changes in market interest rates as they relate to the Susquehanna term loan which has an adjustable rate of interest based upon the LIBOR.  PE Recycling entered into an interest-rate swap under which it pays a fixed annual rate of interest of 6.10% and receives payments from the counterparty based upon the substantially the same LIBOR terms as the Susquehanna term loan, thereby converting the adjustable rate payments into a fixed rate instrument.

The outstanding derivative is recorded on the consolidated balance sheets at its fair value as a liability at December 31, 2009 and 2008. Because the Company’s derivative is not listed on an exchange, the Company values this instrument using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data.  The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.

In connection with the Susquehanna refinancing and entering into the interest-rate swap described above, the Company elected to measure the Susquehanna term loan at fair value, pursuant to ASC 820, which was adopted concurrently with this transaction.  This election was made specifically for this liability and was not elected for the Company’s other debt instruments or liabilities.  The Company’s fair value election for the Susquehanna term loan is intended to better reflect the underlying economics of the term loan and its relationship to the corresponding interest-rate swap.  The Company’s fair value election for the Susquehanna term loan allows the Company to record any change in fair value of this liability as a gain or loss through the Consolidated Statement of Operations, along with the changes in fair value of the interest rate swap.  Because the Company’s debt is not listed on a public exchange, the Company values this liability using an internal valuation model with significant pricing inputs that are not fully observable in the marketplace.

Assets and liabilities measured at fair value on a recurring basis or elected to be measured at fair value include the following as of December 31, 2009:

	Fair Value Measurements Using:			Assets / Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets:
	—	—	—	—
Liabilities:
Interest-rate swaps	—	$274,257	—	$274,257
Susquehanna term loan	—	—	6,870,533	6,870,533

Assets and liabilities measured at fair value on a recurring basis or elected to be measured at fair value include the following as of December 31, 2008:

	Fair Value Measurements Using:			Assets / Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets:
	—	—	—	—
Liabilities:
Interest-rate swaps	—	$466,897	—	$466,897
Susquehanna term loan	—	—	7,460,450	7,460,450

During the year ended December 31, 2009 the Company recorded a gain of $192,640 and a loss of $466,897 for the year ended December 31, 2008 as a result of changes in the fair value its outstanding interest-rate swap.   During the year ended December 31, 2009, the Company recorded a loss of $196,957 and a gain of $466,546 for the year ended December 31, 2008 as a result of changes in the fair value of the Susquehanna term loan. These gains and losses were recorded as components of other income within the Consolidated Statements of Operations.

NOTE 15- Stockholders’ Equity

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

On April 20, 2009, the Company retired 200,000 shares of its outstanding common stock, which were previously pledged as collateral for reimbursement of the $200,000 payment made by the Company on behalf of the former owners of Juda for the settlement of the withdrawal liability lawsuit brought by the trustees of the Local 282 union trust fund.  On December 14, 2009, at the Company’s request, the former owners of Juda posted an additional 150,000 shares of Pure Earth common stock as collateral for their obligation to repay the second $200,000 payment made by the Company in December 2009.  Subsequent to the retirement of these shares, the Company has 225,000 shares of its common stock remaining as collateral from the former owners of Juda which were pledged against any future remaining liabilities (see Note 19).

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

On October 22, 2009, the Company issued 25,000 shares of common stock valued at $0.50 per share and on December 17, 2009 the Company issued 25,000 additional shares of common stock valued at $0.50 per share to a marketing firm for services received.

Series A Preferred Stock and Warrants

In May 2007, the Company’s Board of Directors authorized 50,000 shares of Series A Preferred Stock, $.001 par value, and sold an aggregate of 20,000 shares of Series A Preferred Stock at a purchase price of $50.00 per share to two accredited investors for gross proceeds of $1,000,000.  The Series A Preferred Stock was convertible into shares of common stock at a rate of 11.11 shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock was mandatorily convertible into shares of common stock on June 30, 2008 and also provided the holder with a put option whereby at any time after March 1, 2008, but prior to June 30, 2008, the holder had the right to cause the Company to redeem the Series A Preferred Stock in exchange for cash.  The Company had a call option whereby at any time prior to June 30, 2008, the Company had the option to redeem the Series A Preferred Stock in exchange for cash.  For each 1,000 shares of Series A Preferred Stock purchased, the investors also received a warrant to purchase 2,222.2 shares of the Company’s common stock, at an exercise price of $4.50 per share, subject to adjustment.  These warrants also provide for cashless exercise and are exercisable over a term of five years.

As described in Note 3, the Company evaluated the conversion options embedded in the Series A Preferred Stock to determine whether they were required to be bifurcated from the host instruments and accounted for as separate derivative instruments pursuant to ASC 815 and ASC 825.  The Company determined that the conversion features were not deemed to be beneficial at the commitment date of the Series A Preferred Stock issuance and therefore were not required to be separately valued and accounted for.  The Series A Preferred Stock provided the holders with a put option, which was exercisable at the discretion of the holders, subject to approval by the Company’s lender under its revolving line of credit.  Therefore, the Series A Preferred Stock featured redemption rights that were not solely within the Company’s control as of December 31, 2007, and as a result, such shares were presented as temporary equity

On June 29, 2008, the holders of the Series A Preferred Stock and the Company entered into an investment agreement whereby the holders agreed to forego the right to exercise the put option embedded in the Series A Preferred Stock in exchange for the Company issuing an additional 111,134 shares of common stock and making quarterly cash payments of $25,000 beginning on September 30, 2008 and ending on June 30, 2009.  On June 30, 2008, the 20,000 shares of outstanding Series A Preferred Stock were automatically converted into 222,200 shares of the Company’s common stock pursuant to the terms of the Series A Preferred Stock and the investment agreement.  Prior to June 30, 2008, the conversion ratio of the Series A Preferred Stock was out of the money based upon an estimated fair value of $2.95 per share of common stock.  The Company recorded the estimated fair value of the additional shares of common stock and the $100,000 of quarterly cash payments as a dividend to the holders of the Series A Preferred Stock and deducted from income available for common stockholders.  The estimated fair value of the additional 111,134 shares of common stock was $327,596 based upon a market price of $2.95 per share as of June 29, 2008.

Series C Convertible Preferred Stock

On November 18, 2009, Pure Earth’s Board of Directors approved the designation of 260,000 shares of Pure Earth preferred stock as Series C Convertible Preferred Stock (the “Series C Preferred Stock”).  On November 30, 2009, Pure Earth closed on a private placement of its Series C Preferred Stock whereby it sold and issued an aggregate of 101,600 shares of Series C Preferred Stock at a purchase price of $10.00 per share, and received aggregate gross proceeds therefore of $1,016,000.  In December 2009, Pure Earth issued an additional 3,750 shares of Series C Preferred Stock valued at a purchase price of $10.00 per share in exchange for the extinguishment of the Company’s assumed obligation to repay $75,000 in debt of the former owner of Nycon.

The rights of the holders of the Series C Preferred Stock rank (a) senior to and prior to (i) all classes or series of the Company’s common stock, and (ii) any class or series of the Company’s preferred stock which by its terms is subordinated or junior to the Series C Preferred Stock ; (b) junior to the Series B Preferred Stock and any other class or series of the Company’s preferred stock which by its terms is senior or prior to the Series C Preferred Stock; and (c) pari passu and at parity with any class or series of the Company’s preferred stock which by its terms is neither senior nor junior to the Series C Preferred Stock.  The holders of the Series C Preferred Stock are entitled to receive cumulative dividends, payable in cash, in shares of Series C Preferred Stock, or in the Company’s common stock upon conversion, when, as and if declared by the Board of Directors of Pure Earth out of funds legally available therefor, at the rate of (i) 10% per year from the original issue date through (but not including) the first anniversary of the original issue date, and (ii) 15% per year thereafter until such share of Series C Preferred Stock is retired.

The Series C Preferred Stock is convertible at the option of the holder at any time in shares of the Company’s common stock at a conversion price of $0.40 per share, subject to adjustments for dividends, stock splits, combinations, reorganizations or similar transactions.  In addition, the Series C Preferred Stock also contains a mandatory conversion by which Pure Earth may require all outstanding shares of Series C Preferred Stock to be converted into shares of Common Stock, at the then effective Series C Conversion Price (i) in the event that, at any time, (x) the 30-day average closing price per share of its common stock is greater than $1.00 per share for any 30 day period, and (y) the 30-day average daily trading volume of the common stock for such period is greater than 250,000 shares; or (ii) upon the consummation of one or more qualified public offerings of the Company’s common stock pursuant to an effective registration statement.

The Series C Preferred Stock does not contain any redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control and therefore are classified as a component of equity as of December 31, 2009 pursuant to the guidance set forth in ASC 480.  The Company also evaluated the conversion option featured in the Series C Preferred Stock issued on November 30, 2009 pursuant to the guidance set forth in ASC 815 and ASC 825.  The conversion option provides the holders of the Series C Preferred Stock with the right to convert the Series C Preferred Stock into a fixed number of shares of common stock, which was established at the date of initial issuance of the Series C Preferred Stock.  At the time of issuance of the Series C Preferred Stock, the conversion features were determined to be in the money; therefore, a beneficial conversion feature did exist and was recorded as a dividend equal to the fair value of the beneficial conversion option at the date of issuance, in the amount of $272,154.

Warrants

On June 30, 2006 and July 31, 2006, the Company issued 266,666 detachable warrants to Dynamic Decisions Strategic Opportunities (the “Holder”) in connection with the private placement of $500,000 and $300,000 of convertible term notes (see Note 15).  The warrants provided for the purchase of 166,666 and 100,000 shares of common stock, respectively, at an exercise price of $4.50 from the date of issuance until June 30, 2011 and July 31, 2011, respectively, and may be exercised in whole or in part.  Pursuant to a registration rights agreement between the Company and the Holder, if at any time after the date of issuance of these warrants there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant shares by the Holder, then the warrants may be exercised by means of a “cashless exercise” whereby the Holder would receive a certificate for a determinable number of shares of common stock pursuant to the investment agreements with no cash payment required.  In connection with this transaction, the Company also issued warrants for 26,667 shares of common stock with the same terms as described above, to the placement agent for their services.  As of December 31, 2009 and 2008, 13,334 of these warrants remain outstanding, while the other 13,333 warrants were exercised through the cashless exercise provision during the year ended December 31, 2007.

In May of 2007, the Company issued 44,444 warrants to purchase common stock having a fair value of approximately $69,800 in connection with the issuance of the Series A Preferred Stock.  The warrants are exercisable over a term of five years from the date of issuance, at a price of $4.50 per share, may be exercised in whole or in part and provide for cashless exercise.

The Company determined the fair value of the Company’s warrants at the date of issuance using the Black-Scholes option pricing model with market based assumptions.  At December 31, 2009, the weighted average remaining life of the outstanding warrants was 1.65 years (exclusive of the Warrants issued in connection with the Series B Preferred Stock, which have an indefinite life) and 2.65 years at December 31, 2008.

A summary of the warrant activity for the years ended December 31, 2009 and 2008 is as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance, January 1, 2008	324,443	$4.50
Issuance of common stock warrants – Series B	767,375	0.001
Balance, December 31, 2008	1,091,818	$1.34

Issuance of common stock warrants	—	—
Balance, December 31, 2009	1,091,818	$1.34

The following weighted average assumptions were used for valuing the warrants issued during the year ended December 31, 2008 (no warrants were issued during the year ended December 31, 2009):

2008
Expected volatility	75.00%
Expected life	Indeterminate
Expected dividends	0.00%
Risk-free rate	3.71%
Weighted-average stock price	$2.95
Weighted-average exercise price	$0.001

The expected volatility for 2008 was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as the Company only had limited trading history for the Company’s common stock.

NOTE 16 - Stock-Based Compensation

The 2007 Stock Incentive Plan (“2007 Plan”) was approved by the Company’s Board of Directors on July 24, 2007 and by the Company’s stockholders at the Company’s 2007 annual meeting of stockholders held on September 5, 2007. The purpose of the 2007 Plan is to provide an additional incentive in the form of stock options (both incentive and nonqualified stock options), restricted stock and restricted stock units to selected persons providing services to the Company and/or any 50% or greater owned subsidiary of the Company. Awards under the 2007 Plan may be granted singly, in combination, or in tandem. Subject to certain adjustments as provided in the 2007 Plan, a total of 1,000,000 shares of the Company’s common stock are available for distribution pursuant to the 2007 Plan Awards under the 2007 Plan may be granted to employees, directors, consultants or independent contractors. However, only employees of the Company and its subsidiaries will be eligible to receive options that are designated as incentive stock options.  The vesting period of stock options, restricted stock or restricted stock units issued are based upon the specifications of each individual award.  For the years ended December 31, 2009 and 2008, the Company did not grant any stock option awards.

Restricted Stock Awards

Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant.  The vesting period for restricted stock awards varies depending upon the specific terms of each award, and may vest in as little as 90 days from the date of issuance.

For the year ended December 31, 2009, the Company granted 118,750 shares of restricted stock awards totaling $84,376 to sales and marketing consultants in return for services received.  For the year ended December 31, 2008, the Company granted 5,000 shares of restricted stock awards totaling $15,000 to a consultant in return for prior services received and 25,000 shares of restricted stock awards totaling $73,750 to two new employees pursuant to those individuals’ employment agreements.  At December 31, 2009 and 2008, there was not any unrecognized compensation cost relating to non-vested restricted stock grants.

NOTE 17 - Income Taxes

The components of income tax provision (benefit) for the years ended December 31, 2009 and 2008 as shown in the consolidated statement of operations are as follows:

	Years Ended December 31,
	2009	2008
Current tax expense/(benefit)
Federal	$(20,002)	$(436,835)
State	98,676	(311,985)
Total current tax expense/(benefit)	78,674	(748,820)

Deferred tax expense/(benefit)
Federal	(1,096,638)	(553,280)
State	(582,051)	(755,485)
Total deferred tax expense/(benefit)	(1,678,689)	(1,308,765)

Income tax expense/(benefit)	$(1,600,015)	$(2,057,585)

The following is a reconciliation of income taxes at the Federal statutory rate to the benefit from income taxes:

	December 31,
	2009		2008
	Amount	Percentage of Pre-Tax Earnings	Amount	Percentage of Pre-Tax Earnings
Tax at statutory rate of 34%	$(2,879,467)	34.0%	$(1,563,097)	34.0%
State taxes, net of Federal benefit	(516,925)	6.1%	(961,394)	20.9%
Change in valuation allowance	1,775,515	(21.0)%	434,299	(9.5)%
Permanent differences	77,894	(0.9)%	80,363	(1.7)%
Other expense (benefit)	(57,032)	0.7%	(47,756)	1.1%

Income tax expense (benefit)	$(1,600,015)	18.9%	$(2,057,585)	44.8%

The tax-effected components of deferred income tax assets and liabilities as of December 31, 2009 and 2008, consisted of the following:

	December 31,
	2009	2008
Deferred tax assets:
Intangible assets	$252,440	$133,225
Allowance for doubtful accounts	184,593	394,530
Accrued disposal costs	300,446	136,335
Net operating loss carryforwards	4,527,314	1,953,219
Accrued expenses	84,497	41,110
Other	(5,063)	29,315
Total deferred tax assets	5,344,227	2,687,734
Less valuation allowance	(2,636,660)	(861,145)
Net deferred tax asset	2,707,567	1,826,589

Deferred tax liabilities:
Property and equipment basis difference	(4,125,075)	(5,061,556)
Series B preferred stock difference	(668,374)	(437,522)
Customer List basis difference	—	(43,386)
Permit basis difference	(880,000)	(880,000)
Other	23,407	(25,289)

Total deferred tax liabilities	(5,650,042)	(6,447,753)

Deferred tax asset (liability), net	$(2,942,475)	$(4,621,164)

As of December 31, 2009, the Company has approximately $9,100,000 and $24,100,000 of Federal and State net operating loss carryforwards which begin to expire in 2018 and 2013, respectively.  As of December 31, 2008, the Company had approximately $2,800,000 and $16,600,000 of Federal and State net operating loss carryforwards, respectively, which begin to expire in 2018 and 2013, respectively.  The net operating loss carryforwards are subject to limitation under Internal Revenue Code Section 382.  The Company may be able to utilize additional net operating loss carryforwards obtained from the acquisition of PE Recycling in 2007, however the potential amount available cannot be estimated at this time. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Management has established a valuation allowance against certain portions of the net operating loss carryforwards because it is more likely than not that a portion of the net operating loss carryforwards will not be realized.  The increase in the valuation allowances at December 31, 2009 and 2008 was approximately $1,776,000 and $434,000, respectively.

The Company had no unrecognized tax benefits as of December 31, 2009 or December 31, 2008.  The Company and its subsidiaries file income tax returns in U.S. federal and various state and local jurisdictions.  Various federal, state and local tax returns are subject to audits by tax authorities beginning with the 2004 tax year.  It is not expected that the unrecognized tax benefits will significantly change in the next twelve months.

NOTE 18 - Commitments and Contingencies

Leases

The Company leases facilities, vehicles, and operating equipment under certain non-cancelable operating leases that expire beginning in January 2010 through November 2013.

Minimum future lease payments are as follows:

Twelve months ending December 31,
2010	$1,319,193
2011	556,649
2012	489,438
2013	362,252
Thereafter	—
$2,727,532

The Company incurred rent expense of $1,503,601 and $1,279,566 for the years ended December 31, 2009 and 2008, respectively.

Government Regulation, State and Local Compliance

The Company is subject to extensive and evolving federal, state and local environmental, health, safety and transportation laws and regulation.  These laws and regulations are administered by the Environmental Protection Agency and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.  The Company maintains various licenses and permits with these agencies that are subject to periodic renewal, and without these licenses and permits, the Company’s operations would be materially affected.  In June of 2009, Pure Earth Recycling settled outstanding fines and compliance issues with various state and local authorities for approximately $228,000 and for which a $624,300 liability was previously recorded as part of Pure Earth Recycling’s opening balance sheet.  The settlement of these compliance issues and fines resulted in a reduction of the liability of approximately $396,000, which was recorded as a component of other income for the year ended December 31, 2009.  As of December 31, 2009, the Company believes it has substantially remediated all prior deficiencies with respect to the matters described above.

Employment Agreements

The Company has entered into employment agreements with several of its key executives, officers, and employees, as well as consulting agreements with third parties.  These agreements provide for approximately $1.6 million in aggregate annual compensation and various additional bonuses based upon specific criteria payable in both cash and shares of common stock. The term of the employment agreements vary depending on the individual, the longest of which expire in June of 2013.  These agreements include employment contracts with the Company’s chief executive officer and chief financial officer for five-year terms, which were entered into on June 1, 2008. Effective June 1, 2009, our executive officers and other employees subject to employment agreements agreed to voluntarily reduce their salaries in an effort to reduce the Company’s operating expenses. These reductions were to be in effect for 90 days after which time the executive officers and the Company will review the Company’s operating results to determine whether the salary reductions will continue beyond the 90 day period. As of December 31, 2009, these salary reductions remained in effect for the Company’s executive officers.  All other terms and conditions in the executive officers’ and other employees’ employment contracts remain in effect. Payments under certain of these employment agreements are subject to acceleration clauses and termination provisions in the event of a change in control of the Company or termination without cause as defined by the agreements.

Remaining minimum future payments to key executives, officers, and employees are as follows:

Twelve Months Ending December 31,
2010	$1,563,344
2011	611,444
2012	558,060
2013	285,836
Total	$3,018,864

New Jersey Sales and Use Tax Audit

The State of New Jersey conducted a sales and use tax audit of PE Recycling. The audit covered the period from October 2002 through December 2006, prior to the Company’s acquisition of PE Recycling in March 2007.  The Company estimated the total potential sales and use tax liability, including estimated interest and penalty, to be approximately $0.5 million and established a reserve in this amount.  On June 16, 2008, New Jersey offered to settle this matter for the full five years at issue for approximately $265,000, if paid before July 20, 2008. The Company accepted this offer on June 28, 2008 and paid the proposed settlement amount in full.

As a result of the resolution of this liability, the Company would be obligated to issue additional shares to the former owner of Casie for the reduction in the liability amount pursuant to the SPA.  As of December 31, 2009 and 2008, the Company has recorded a liability of approximately $72,000 for the present estimated value of these shares. However, the Company has not issued these shares to the former owner, as the actual amount of shares to be issued, if any, remains subject to the resolution of the remaining PE Recycling post-closing liabilities, as provided for in the Stock Purchase Agreement.

NOTE 19 - Litigation

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

Soil Disposal Litigation

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

In September 2008, the Plaintiff amended its claim and also moved to compel the Company and the other Defendants to produce additional documents.  The Defendants opposed these motions and cross-moved for summary judgment dismissing the case.  On April 15, 2009, the court referred the case to an alternative dispute resolution program for a 45-day period during which time the parties were unable to resolve the case. In the meantime the court, at the Defendants’ request, ordered a stay of all further discovery.  On July 6, 2009, the court initially denied the Defendants’ motion for summary judgment, but later granted re-argument on the motion.  The Defendants have also sought dismissal of the case on the grounds that the Plaintiff has failed to produce documents relevant to its claims and as of November 14, 2009, no hearings are scheduled while the parties await the court’s decision on re-argument of the summary judgment motion.  The Company and the other Defendants deny liability and are vigorously defending all claims.

Juda Litigation

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

Defamation Litigation

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

Accounts Receivable Litigation

In September of 2007, PE Transportation and Disposal began transportation and disposal work on a large construction job in New York City to redevelop several city blocks.  Beginning in September 2007 and through September 30, 2008, PE Transportation and Disposal billed a total of $9.2 million to this customer for which it received payments totaling $7.3 million, leaving an outstanding receivable balance of $1.9 million.  In addition, PE Transportation and Disposal also billed an additional $0.9 million in September of 2008 relating to this same job through another one of its major customers, which is also outstanding as of September 30, 2009 and for which PE Transportation and Disposal has a payment bond in the amount of $0.9 million in place.  In August of 2008, the Company was notified by the customers that they were stopping payment due to a dispute over the tonnage of material removed from the construction site.  PE Transportation and Disposal promptly ceased work on the job and filed a mechanics’ lien on the properties in September of 2008.  In December of 2008, PE Transportation and Disposal filed three lawsuits in the Supreme Court for the State of New York, County of New York, against these customers and other lien holders, alleging that approximately $2.8 million in amounts owed to us for transportation and disposal fees, plus applicable interest, have not been paid.  PE Transportation and Disposal sought to foreclose on a mechanics’ lien and alleged breach of contract, unjust enrichment and account stated claims.  Certain of the defendants have filed counterclaims against PE Transportation and Disposal for breach of contract, fraud and willful lien exaggeration, and seek at least $2.0 million in damages in each of the three cases, plus punitive damages and attorneys’ fees in an amount to be proven at trial.  On May 29, 2009, the Company agreed to a settlement whereby it will receive a total of $2.0 million in satisfaction of the $2.8 million of outstanding accounts receivable and dismissal of the counterclaims.  Of this settlement amount, $1.0 million was to be received within 15 days of the final settlement and the remaining $1.0 million is scheduled to be repaid in 18 monthly installments of $55,555 beginning on September 1, 2009.  On July 1, 2009, the Company received the first installment of $1.0 million, and has received subsequent monthly payments totaling $222,220 for the months of September, October, November and December 2009.  The remaining note receivable is secured by approximately $888,000 in payment bonds held by the Company in the event of nonpayment by the customers.

PE Recycling Litigation

In September 2009, Pure Earth filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Gregory Call a former owner of Pure Earth Recycling, claiming that Call breached the terms of a stock purchase agreement by which Pure Earth acquired Pure Earth Recycling.  Under the terms of the stock purchase agreement, Call is legally obligated to indemnify and hold harmless Pure Earth from and against all liabilities, losses, damages, costs and expenses arising from Call’s breach of any representation or warranty in the stock purchase agreement.  Pure Earth has alleged that Call has breached numerous representations and warranties in the stock purchase agreement and thereby has triggered Call’s obligation to indemnify Pure Earth, which Call has disputed.  In the complaint, Pure Earth alleges that the Call’s failure to indemnify Pure Earth has breached the terms of the stock purchase agreement.  Pure Earth seeks from the Court an unspecified amount of monetary damages (as well as attorney’s fees and expenses) and a declaratory judgment as to Pure Earth’s right to set off its damages under the stock purchase agreement against any amounts the Company may owe Call thereunder.

In November 2009, Call filed an answer to this complaint, generally denying Pure Earth’s claims and asserting a number of affirmative defenses.  In his answer, Call also asserted counterclaims and third-party claims against Pure Earth and its chief executive officer and chief financial officer (collectively, the “Counterclaim Defendants”) for fraudulent inducement, violations of specified antifraud provisions of the federal securities laws, breach of contract, breach of fiduciary duty, unjust enrichment, civil conspiracy and breach of an implied covenant of good faith and fair dealing.  Call seeks against the Counterclaim Defendants an unspecified amount of compensatory and punitive damages, as well as attorney’s fees and costs of suit, and any other relief that the Court deems equitable and just.  The Company denies any liability to Call, believes that his defenses and counterclaims are without merit and will seek to vigorously defend itself against these counterclaims.

On February 12, 2010, Call commenced an action against PE Recycling, the Company’s chief executive officer, and the Company’s chief financial officer in the Superior Court of New Jersey in Cumberland County.  Call alleges the Company’s chief executive officer and chief financial officer made material misrepresentations and omissions to induce him to enter into an employment agreement on March 30, 2007, and that the employment agreement was breached when he was terminated in July 2009.  Call also asserts a claim under the New Jersey Conscientious Employee Protection Act, alleging that he was terminated in retaliation for disclosing to a governmental agency alleged acts of his employer that he reasonably believed violated the law.  Call also seeks a declaratory judgment that the non-compete provisions contained in the employment agreement are void.  PE Recycling and the Company’s chief executive officer and chief financial officer have responded to this complaint denying any liability to Call and the Company believes that his claims are without merit and we will seek to vigorously contest these claims.

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

Environmental Matters

On September 28, 2007, the EPA brought an administrative complaint against PE Recycling, alleging that it failed to submit a response plan under the Clean Water Act with respect to its facility in Millville, New Jersey. The complaint proposes to assess a civil penalty in the amount of $103,000. On or about December 11, 2009, PE Recycling submitted a detailed technical response to the EPA summarizing the reasons why it is not subject to the facility response plan requirements.   That submission is under review by the EPA, which has advised PE Recycling that no further action is required until the EPA completes its review.  PE Recycling intends to vigorously defend this matter, as the technical review confirms that it has not been and is not now subject to the facility response plan requirements.

In October 2007, PE Recycling received a notice of violation from the EPA under RCRA, asserting that its facility, since at least 2003, has been improperly processing used oil, alleged to be a hazardous waste, for distribution into commerce.  The EPA has alleged that PE Recycling over a three year period from 2006 to 2009 processed and sold at least 2 million gallons of used oil for fuel that should have been processed as a hazardous waste.  The EPA has requested under RCRA specific information with regard to this notice of violation.  PE Recycling has been cooperating with the EPA’s information requests.  The Company believes that it can assert valid defenses to the EPA’s allegations; however, in an effort to resolve this matter amicably, in August 2009 the Company initiated settlement discussions with the EPA.  The EPA responded that it would need to receive additional information from the Company before it could properly consider a settlement offer.  To support the settlement efforts, the Company intends to comply with the EPA’s requests for information.  However, should these settlement efforts be unsuccessful, the Company intends to contest the EPA’s allegations in the notice of violation vigorously.

Teamsters Local Union 282 Benefit Fund Litigation

On March 8, 2010, Juda, PE Materials, PE Transportation and Disposal and PEI Disposal Group (collectively, the “Subsidiary Defendants”), and Pure Earth, were sued in the U.S. District Court for the Southern District of New York.  The plaintiffs are the trustees of several boards of trustees of employee benefit funds (collectively, “Plaintiffs”) which are associated with the Teamsters Local Union 282 (“Local 282”).  The funds are the Local 282 Welfare Fund, the Local 282 Pension Fund, the Local 282 Annuity Fund, the Local 282 Job Training Fund, and the Local 282 Vacation and Sick Leave Trust Fund (collectively, the “Funds”).  All of the funds are multi-employer benefit funds governed by the Taft-Hartley Act and by ERISA. Other named defendants are Whitney Trucking, Inc. (“Whitney Trucking”), and three individuals who are alleged to have owned and/or controlled Whitney Trucking and Juda and caused an under-reporting and failure to make payments of contributions to the Local 282 Union funds.

The Plaintiffs are seeking collection of moneys allegedly due for delinquent contributions to them in accordance with the terms of various collective bargaining agreements which existed between Local 282 and either Whitney Trucking or Juda. The plaintiffs allege that these companies owe contributions to the Funds for the period from 2000 to 2004 and from January 19, 2006 to the present.

The Funds have calculated that the amounts due from 2000 to 2004 consist of $1,355,378 in unpaid contributions, $1,483,933 in interest calculated through the dates of the audits conducted by the Funds’ auditors and $97,535 in audit fees. In the aggregate the amount sought for the period 2000 to 2004 is $2,936,847.

The Plaintiffs have also asserted pursuant to Pure Earth’s January 19, 2006 acquisition of certain assets of Whitney Contracting, Inc. and the January 19, 2006 purchase of 100% of the stock of Juda that Pure Earth and the Subsidiary Defendants became liable for the obligations of Juda which included the delinquent contributions owed to the Funds for the period from 2000 to 2004.  The Funds acknowledge that they have not conducted audits nor have reviewed the books and records of Pure Earth and the Subsidiary Defendants to determine the amount of delinquent contributions being sought for the period from January 19, 2006 to present. Rather, Plaintiffs assert until such audit is completed that the Funds are permitted in accordance with the language of the respective trust agreements to “estimate” the amount of contributions due in their sole discretion. In this regard, Plaintiffs have noted that they are seeking $6,000,000 for allegedly unpaid contributions for the period from December 1, 2007 to September 30, 2009, plus any additional contributions which the auditors might determine are owing for the periods from January 20, 2006 through November 2007 and from October 1, 2009 to the present. Notably, the Funds have failed to disclose any information about the methodology or basis used in their “estimation” exercise for the period from December 1, 2007 to September 30, 2009, and have otherwise failed to justify the $6,000,000 “estimate”.

Additionally, the Funds are claiming that Pure Earth and the Subsidiary Defendants became bound to the terms of the collective bargaining agreements which had been executed between Juda and Local 282 for the period from 2004 to 2012 and to the terms of the 2006-2009 Metropolitan Truckers’ Association and Independent Trucker’s Agreement (“MTA”). Moreover, Plaintiffs assert that Pure Earth and the Subsidiary Defendants have failed to comply with the terms of the collective bargaining agreements with Local 282 and with the MTA Agreement for the period commencing on January 20, 2006. As a result the Funds are seeking to conduct an audit of those companies’ books and records by the Funds’ auditors to determine the amount of contributions due to the Funds from that date. The Funds are seeking the remedies permitted by ERISA which include payments of contributions, interest, liquidated damages, costs and disbursements and reimbursement of reasonable counsel fees.

The litigation was only filed very recently. As a result, Pure Earth is still evaluating the merits of the lawsuit as well as the potential impact of the allegations in the complaint and is in the early stage of preparing defenses and responses to those allegations. Pure Earth, however, intends to contest Plaintiffs’ claims in this lawsuit and to vigorously assert its defenses.

Other Legal Matters

During the year ended December 31, 2007, the Company, Juda and the former owners of Juda were named as co-defendants in a lawsuit relating to the withdrawal liability owed to the Local 282 pension trust fund.  On January 10, 2008, this case was settled in the US District Court for $650,000, plus 10% annual interest, payable over a two year period.  All defendants agreed to be jointly and severally liable for payment of the suit amount. The former owners of Juda (the “Indemnitors”) have agreed to reimburse Pure Earth for any costs and liabilities incurred as a result of this litigation as well as agreeing to indemnify and hold harmless Pure Earth from and against any claims, suits, causes of action or losses. The Company and the former owners of Juda agreed to settle this liability as follows: i) $250,000 payable upon execution of the settlement agreement, and ii) two consecutive payments of $200,000 each, plus accrued interest, due on or before December 10, 2008 and 2009, respectively.  To facilitate this settlement, Pure Earth posted a $400,000 letter of credit to serve as a credit enhancement.   Pursuant to a Reimbursement and Indemnity Agreement with the Indemnitors, Pure Earth has the right to offset any amounts owed from the Indemnitors against salary compensation or annual bonuses, which they would otherwise be due from the Company.  Pure Earth also required that the Indemnitors pledge 150,000 shares of Pure Earth common stock as collateral for the letter of credit.  The pledged shares were deposited into an escrow account that is jointly held by Pure Earth and the Indemnitors.  On December 10, 2008, the Company made the payment of $200,000 due on that date and at which time the outstanding letter of credit was reduced to $200,000.  The Company also required the Indemnitors to post an additional 125,000 shares of Pure Earth common stock as additional collateral as a result of this payment.  On December 10, 2009, the remaining $200,000 letter of credit was drawn down upon by the Local 282 pension trust fund in satisfaction of the payment amount due on that date on behalf of the former owners of Juda.

On April 20, 2009, the Company retired 200,000 shares of its outstanding common stock, which were previously pledged as collateral for reimbursement of the $200,000 payment made by the Company on behalf of the former owners of Juda for the settlement of the pension liability lawsuit for union truckers, as described above.   Subsequent to the retirement of these shares the Company had 75,000 shares of its common stock remaining as collateral from the former owners of Juda which were pledged against any future remaining liabilities.  On December 14, 2009, at the Company’s request,  the Indemnitors posted an additional 150,000 shares of Pure Earth common stock as collateral for the Indemnitors’ obligation to repay the second $200,000 payment made by the Company in December 2009.  In January of 2010, the Company notified the Indemnitors of its intention to offset the $200,000 receivable due and owing to the Company against salaries and other compensation amounts due to these individuals over the remaining term of their employment agreements.

NOTE 20 - Segment Reporting

The Company and management have organized the Company’s operations into four reportable business segments for the years ended December 31, 2009 and 2008: Transportation and Disposal, Materials, Environmental Services and Treatment and Recycling. The operating results of the Concrete Fibers segment have been presented as discontinued operations as of and for the years ended December 31, 2009 and 2008 (see Note 4).  Certain income and expenses not allocated to the four reportable segments and intersegment eliminations are reported under the heading “Corporate and Other”.  The performance of the segments is evaluated on several factors, of which the primary financial measure is net income before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”).

Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2009 and 2008 is shown in the following tables:

As of and for the Year Ended December 31, 2009	Transportation and Disposal	Materials	Environmental Services	Treatment and Recycling	Corporate and Other (a), (b)	Total (d)
Third Party Revenues	$20,387,791	$2,811,927	$570,630	$19,541,815	$—	$43,312,163
Intercompany Revenues (b)	406,348	541,685	13,627	1,756,323	(2,717,983)	—
Total Revenues	20,794,139	3,353,612	584,257	21,298,138	(2,717,983)	43,312,163

Third Party Cost of Revenues	15,604,630	3,229,802	542,663	19,328,365	—	38,705,460
Intercompany Cost of Revenues	2,272,154	—	14,759	441,383	(2,728,296)	—
Total Cost of Revenues	17,876,784	3,229,802	557,422	19,769,748	(2,728,296)	38,705,460
Gross Profit (Loss)	2,917,355	123,810	26,835	1,528,390	10,313	4,606,703
Operating Expenses	3,272,743	519,389	472,179	4,132,540	2,903,077	11,299,928
Income (Loss) from Operations	(355,388)	(395,579)	(445,344)	(2,604,150)	(2,892,764)	(6,693,225)
Adjusted EBITDA	322,203	(215,910)	(386,812)	(282,055)	(2,067,785)	(2,630,359)
Reconciliation to Consolidated Statement of Operations:
Depreciation and Amortization (c)	677,591	179,669	58,532	2,073,493	46,380	3,035,665
Interest Expense (Income), Net	—	—	3,432	499,115	1,942,058	2,444,605
Income (Loss) Before Provision for Income Taxes	(355,388)	(395,579)	(448,776)	(2,854,663)	(4,056,223)	(8,110,629)
Capital Expenditures (e)	$—	$35,326	$—	$369,339	$—	$404,665
Total Assets (d)	$7,103,975	$1,090,558	$1,319,435	$23,799,161	$3,147,508	$36,460,637
Goodwill	—	—	$759,694	—	—	$759,964

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

(c)	Includes depreciation and amortization expense classified above as a component of cost of sales and operating expenses.
(d)	The “Consolidated Total Assets” above reflects the elimination of $5,214,144 of the Company’s investment in subsidiaries, and intersegment receivables, plus assets from discontinued operations.
(e)
Includes non-cash items and assets acquired through acquisition.  Capital expenditures are reported in the Company’s operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

As of and for the Year Ended December 31, 2008	Transportation and Disposal	Materials	Environmental	Treatment and Recycling	Corporate and Other (f), (g)	Total (i)
Third Party Revenues	$32,454,300	$1,826,218	$2,008,337	$24,878,077	$—	$61,166,932
Intercompany Revenues (g)	305,242	1,068,914	5,239	1,897,384	(3,276,779)	—
Total Revenues	32,759,542	2,895,132	2,013,576	26,775,461	(3,276,779)	61,166,932

Third Party Cost of Revenues	22,627,637	3,827,104	1,685,418	22,233,599	—	50,373,760
Intercompany Cost of Revenues	3,069,474	11,158	141,984	54,163	(3,276,779)	—
Total Cost of Revenues	25,697,111	3,838,262	1,827,402	22,287,762	(3,276,779)	50,373,760
Gross Profit (Loss)	7,062,431	(943,130)	186,174	4,487,699	—	10,793,172
Operating Expenses	3,719,205	659,648	519,474	5,571,897	3,476,383	13,946,607
Income (Loss) from Operations	3,343,226	(1,602,778)	(333,300)	(1,084,198)	(3,476,383)	(3,153,435)
Adjusted EBITDA	4,047,005	(1,282,924)	(261,938)	520,200	(2,523,355)	498,988
Reconciliation to Consolidated Statement of Operations:
Depreciation and Amortization (h)	703,778	319,854	71,362	1,754,656	44,914	2,894,564
Interest Expense (Income), Net	—	—	5,221	530,261	1,353,793	1,889,275
Income (Loss) Before Provision for Income Taxes	3,343,227	(1,602,778)	(338,521)	(1,764,717)	(3,922,062)	(4,284,851)
Capital Expenditures (j)	$3,293	$150,638	$347,623	$827,287	$51,360	$1,380,201
Total Assets (i)	$10,611,588	$1,300,782	$1,787,476	$27,284,204	$2,512,273	$43,496,323
Goodwill	—	—	$759,694	—	—	$759,964

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

(h)	Includes depreciation expense classified above as a component of cost of sales and operating expenses.
(i)	The “Consolidated Total Assets” above reflects the elimination of $5,152,431 of the Parent’s investment in subsidiaries and intersegment receivables.
(j)
Includes non-cash items and assets acquired through acquisition.  Capital expenditures are reported in our operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid

For the years ended December 31, 2009 and 2008 the Company derived approximately $0.2 million and $0.5 million of its revenues (all within discontinued operations) from customers located outside of the United States.  In addition at December 31, 2009 and 2008, all of the Company’s operations and long-lived assets were located in the United States.

NOTE 21 - Subsequent Events

Refinancing of Revolving Line of Credit Agreement

On February 11, 2010, the Company refinanced its existing revolving line of credit with a new lender in order provide additional availability to fund the growth of its accounts receivable.  The new commercial financing agreement provides a line of credit in a principal amount of up to the lesser of (i) $5.0 million, or (ii) 85% of all eligible accounts receivable (as defined under the agreement) that have not been paid.  The lender also has the right to reduce the 85% advance percentage with respect to a particular account in its reasonable discretion.  Eligible accounts receivable will also be reduced by, among other things, (i) the amount of any account that at the time exceeds 20% of all accounts receivable, but only to the extent of such excess, and (ii) the amount of any account that is the subject to a claim or disagreement by a customer against the Company or its subsidiaries.  This new commercial financing agreement expires on July 31, 2010, and will be automatically renewed for successive six-month periods unless the Company delivers written notice of cancellation to the lender not earlier than 90 days and not later than 30 days prior to the expiration date of the initial term or any succeeding renewal term.

The Company is required to pay the lender an invoice service fee equal to 0.95% charged monthly on the daily outstanding principal balance under the line of credit.  Interest shall be charged by the lender on the daily outstanding principal balance of the line of credit at the prime rate plus 2.5% on an annualized basis charged daily, collected at the end of each month.  The prime rate is the greater of the prime rate as published in the Wall Street Journal as the “Prime Rate” (equal to the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks) or 5% per year.  The Company incurred an origination fee of 0.5% of the maximum line of credit amount, or $25,000 and was also required to pay the lender’s legal fees and expenses and other customary closing costs in connection with the revolving line of credit agreement.

The refinancing of the Company’s previous revolving line of credit resulted in an initial increase in availability of approximately $1.4 million due to a higher advance rate and less stringent eligibility criteria.  The new line of credit also provides for maximum borrowing capacity up to $5.0 million as compared to the $3.1 million of borrowing capacity that existed at December 31, 2009.

After completing the refinancing of the revolving line of credit facility, Pure Earth was not able to make the cash dividend payment, plus accrued interest, otherwise due to the holder of the Series B Preferred Stock on February 15, 2010.  On March 26, 2010, Pure Earth obtained a waiver from the holder of the Series B Preferred Stock as to the non-payment of the September 30, 2009, December 31, 2009 and March 31, 2010 quarterly cash dividends as well as the required payment on February 15, 2010 as outlined in the November 30, 2009 agreement.  In lieu thereof, Pure Earth agreed to pay the Series B Preferred Stock holder the amount of such unpaid dividends plus 14% accrued interest by June 15, 2010.

New Nycon Sale

On March 31, 2010, the Company completed the sale of substantially all of the assets and liabilities of New Nycon in exchange for $217,282 in cash received at closing, with an additional $50,000 in cash to be paid 90 days subsequent to the closing date.  The additional $50,000 payment is subject to reduction for accounts receivable not collected during that time period.

The Company and New Nycon agreed to indemnify and hold the buyer harmless from and against certain liabilities and claims arising out of the operation of the former New Nycon business and under the Asset Purchase Agreement.  The indemnification obligation of the Company and New Nycon is limited to a cap of $300,000 and subject to a $10,000 deductible.   Also, the Company and New Nycon entered into separate non-compete agreements with the Buyer, pursuant to which they agreed not to compete with the buyer with respect to the sold business.

In connection with this sale, New Nycon and a licensor of a patent associated with the sold business agreed to terminate and extinguish for no additional fee an exclusive License Agreement.  Under the License Agreement, 15,000 shares of the Company’s common stock had been paid to the Licensor and held in escrow pending the satisfaction by New Nycon of certain financial objectives.  As a result of entering into the Termination Agreement, all such shares will be deemed forfeited as of March 31, 2010 as the financial objectives were not satisfied prior to the termination of the License Agreement.

The Company does not expect to recognize a material gain or loss in the quarter ended March 31, 2010 as a result of this sale transaction.

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Stock Purchase Agreement, dated as of January 19, 2006, by and between South Jersey Development, Inc., and its shareholders, and Info Investors, Inc. (1)
2.2*	Asset Purchase Agreement, dated as of January 19, 2006, by and between Whitney Contracting, Inc. and South Jersey Development, Inc. (1)
2.3*	Stock Purchase Agreement, dated as of January 19, 2006, by and between American Transport and Disposal Services Ltd. and South Jersey Development, Inc. (1)
2.4*	Stock Purchase Agreement, dated as of January 19, 2006, by and between Juda Construction, Ltd. and South Jersey Development, Inc. (1)
2.5*	Asset Purchase Agreement, dated as of January 5, 2006, by and between Alchemy Development, LLC and South Jersey Development, Inc. (1)
2.6*	Stock Acquisition Agreement, dated as of November 30, 2006, by and among Shari L. Mahan, as sole shareholder of Terrasyn Environmental Corp., and Pure Earth, Inc. (1)
2.7*
Membership Interests Purchase Agreement, dated as of November 30, 2006, by and among Shari L. Mahan, as sole member of Environmental Venture Partners, LLC, Bio Methods LLC and Geo Methods, LLC, and Pure Earth, Inc. (1)

2.8*
Stock Purchase Agreement, dated as of February 13, 2007, by and among Pure Earth, Inc., Gregory W. Call, Casie Ecology Oil Salvage, inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated (1)

2.8.1
First Amendment to Stock Purchase Agreement, dated as of February 28, 2007, by and among Pure Earth, Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Gregory W. Call (1)

2.8.2*
Second Amendment to Stock Purchase Agreement, dated as of March 26, 2007, by and among Pure Earth, Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), Rex Mouser and Gregory W. Call (1)

2.8.3
Third Amendment to Stock Purchase Agreement, dated as of May 7, 2007, by and among Pure Earth Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), Rex Mouser and Gregory W. Call (1)

2.8.4
Fourth Amendment to Stock Purchase Agreement, dated as of August 6, 2007, by and among Pure Earth Inc. and Casie Ecology Oil Salvage, Inc., Rezultz, Incorporated, MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), Rex Mouser, Brian Horne and Gregory W. Call (1)

2.8.5*
Letter, dated December 21, 2007, from Pure Earth, Inc. to Gregory W. Call regarding Final Purchase Price with respect to the Stock Purchase Agreement, dated as of February 13, 2007, among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), Rezultz, Incorporated, Rex Mouser, Brian Horne and Gregory W. Call, as amended (1)

2.8.5(a)	Letter, dated January 7, 2008, from Pure Earth, Inc. to Gregory W. Call, dated December 21, 2007 (1)
2.8.6
Joinder Agreement, dated March 21, 2007, of Rex Mouser to the Stock Purchase Agreement by and among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), Rezultz, Incorporated, Rex Mouser, Brian Horne and Gregory W. Call (1)

2.8.7
Joinder Agreement, dated May 30, 2007, of Brian Horne to the Stock Purchase Agreement by and among Pure Earth, Inc., Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), Rezultz, Incorporated, Rex Mouser and Gregory W. Call (1)

Exhibit No.	Description
2.9*
Asset Purchase Agreement, dated November 20, 2007, by and among PEI Disposal Group, Inc., Richard Rivkin, Soil Disposal Group, Inc., Aaron Environmental Group, Inc., Stephen F. Shapiro, Jeffrey Berger and James Case (1)

2.10*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)
2.10.1	Amendment to Asset Purchase Agreement, dated March 9, 2009, by and among New Nycon, Inc., Robert Cruso and Frank Gencarelli
2.10.2	Amendment to Asset Purchase Agreement, dated December 10, 2009, by and among New Nycon, Inc., Robert Cruso and Frank Gencarelli
3.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc., as amended (2) (3) (4)
3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (2) (3)
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen Series B Preferred Stock Certificate (1)
4.3	Form of Common Stock Purchase Warrant issued to DD Growth Premium pursuant to the Securities Purchase Agreement, dated as of June 30, 2006 (1)
4.4	Form of Registration Rights Agreement, dated June 30, 2006, by and between Pure Earth, Inc. and DD Growth Premium (1)
4.5	Form of Common Stock Purchase Warrant issued to Charles Hallinan and Black Creek Capital Corp. pursuant to the Subscription Agreement, dated as of May 22, 2007 (1)
4.6	Debenture Redemption Agreement, dated as of August 17, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.6.1	First Amendment to Debenture Redemption Agreement, dated as of October 2, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.7	Stock Purchase Agreement, dated August 17, 2007, by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc. (1)
4.7.1	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of September 18, 2007, by Kim C. Tucker Living Trust (1)
4.7.2**
Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of August 30, 2007, by Brent Kopenhaver and Emilie Kopenhaver (1)

4.7.3**	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of August 30, 2007, by Mark Alsentzer (1)
4.7.4**	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of September 20, 2007, by Charles Hallinan (1)
4.8	Investment Agreement, dated as of March 4, 2008, among Pure Earth, Inc. and Fidus Mezzanine Capital, L.P. (1)
4.8.1	Letter, dated August 18, 2009, from Pure Earth, Inc. to Fidus Mezzanine Capital, L.P. (5)
4.8.2	Letter, dated November 30, 2009, from Pure Earth, Inc. to Fidus Mezzanine Capital, L.P. (4)
4.9	Warrant, dated March 4, 2008, to purchase Common Stock of Pure Earth, Inc. issued to Fidus Mezzanine Capital, L.P. (1)
4.10	Registration Rights Agreement, dated as of March 4, 2008, between Pure Earth, Inc. and certain holders (1)
4.11**
Securityholders Agreement, dated as of March 4, 2008, by and among Pure Earth, Inc., Brent Kopenhaver, Mark Alsentzer, Fidus Mezzanine Capital, L.P. and holders of the Warrants and Warrant Shares, as defined therein (1)

4.12	Guaranty Agreement, dated as of March 4, 2008, by certain subsidiaries of Pure Earth, Inc. in favor of Fidus Mezzanine Capital, L.P. and any other Investors party thereto (1)
4.13	Investment Agreement, effective June 29, 2008, by and among Pure Earth, Inc., Black Creek Capital Corp. and Charles M. Hallinan (3)

Exhibit No.	Description
4.14	Form of Subscription Agreement with respect to Series C Convertible Preferred Stock (4)
4.15	Specimen Series C Convertible Preferred Stock Certificate (4)
4.16	Form of Registration Rights Agreement with respect to the Series C Convertible Preferred Stock Offering (4)
4.17	Letter from Pure Earth, Inc. to Fidus Mezzanine Capital, L.P., dated November 24, 2009, regarding mandatory conversion right of Series C Convertible Preferred Stock (4)
10.1**	Employment Agreement, dated as of June 1, 2008, by and between Pure Earth, Inc. and Mark Alsentzer (1)
10.2**	Employment Agreement, dated as of June 1, 2008, by and between Pure Earth, Inc. and Brent Kopenhaver (1)
10.3**	Pure Earth, Inc. 2007 Stock Incentive Plan (1)
10.4**	Form of Restricted Stock Agreement for awards under the Pure Earth, Inc. 2007 Stock Incentive Plan (1)
10.5
Credit and Security Agreement, dated as of October 24, 2006, between Pure Earth, Inc., South Jersey Development, Inc., American Transportation & Disposal Systems, Ltd., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.5.1
First Amendment to Credit and Security Agreement, dated December 29, 2006, by and between Pure Earth, Inc., South Jersey Development, Inc., American Transportation & Disposal Systems, Ltd., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.5.2
Second Amendment to Credit and Security Agreement and Waiver of Defaults, dated May 16, 2007, by and between Pure Earth, Inc., Pure Earth Transportation and Disposal, Inc., Pure Earth Materials, Inc., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.5.3
Third Amendment to Credit and Security Agreement, dated November 13, 2007, by and between Pure Earth, Inc., Pure Earth Transportation and Disposal, Inc., Pure Earth Materials, Inc., Juda Construction, Ltd. and Wells Fargo Bank, National Association (1)

10.5.4
Fourth Amendment to Credit and Security Agreement, effective April 28, 2008, by and between Pure Earth, Inc., Pure Earth Transportation & Disposal, Inc., Pure Earth Materials, Inc., Juda Construction, Ltd. and Wells Fargo Bank, National Association (3)

10.5.5
Fifth Amendment to Credit and Security Agreement, portions effective as of October 21, 2008 and March 13, 2009, by and among Pure Earth, Inc., each of its subsidiaries, and Wells Fargo Bank, National Association (6)

10.5.6
Sixth Amendment to Credit and Security Agreement, dated August 19, 2009 and effective as of June 30, 2009, by and among Pure Earth, Inc., each of its subsidiaries, and Wells Fargo Bank, National Association (5)

10.5.7	Seventh Amendment to Credit and Security Agreement, dated October 23, 2009, by and among Pure Earth, Inc., each of its subsidiaries, and Wells Fargo Bank, National Association (5)
10.6
Sales Representative Agreement, dated November 20, 2007, by and between PEI Disposal Group, Inc., Soil Disposal Group, Inc., Richard Rivkin, Stephen Shapiro, James Case, Jeffrey Berger and Aaron Environmental Group, Inc. (1)

10.7
Form of Confidentiality, Non-Competition and Non-Solicitation Agreement, dated November 20, 2007, by and among Soil Disposal Group, Inc., PEI Disposal Group, Inc., Pure Earth, Inc., any and all subsidiaries of PEI Disposal Group, Inc. and Pure Earth, Inc., and certain employees of Soil Disposal Group, Inc. signatory thereto (1)

10.8	Commercial Lease, dated October 26, 2007, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc. (1)
10.8.1	Memorandum of Understanding, dated September 25, 2008, between Red Rock Land Development, LLC and Pure Earth Materials (NJ) Inc., amending Commercial Lease dated October 26, 2007 (7)
10.9
Subordinated Promissory Note, dated November 15, 2007, by Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated in the principal amount of $1,000,000 in favor of Gregory W. Call (1)

Exhibit No.	Description
10.10	Promissory Note, dated November 20, 2007, by PEI Disposal Group, Inc., as maker, in the principal amount of $640,000, in favor of Soil Disposal Group, Inc. (1)
10.11
Promissory Note, dated November 28, 2007, by Pure Earth, Inc., Juda Construction, Ltd. and Pure Earth Materials, Inc., as makers, in the principal amount of $2,265,000, in favor of CoActiv Capital Partners LLC (1)

10.11.1	Loan Restructure Agreement, dated December 7, 2009, by and between CoActiv Capital Partners LLC and Pure Earth, Inc., Pure Earth Materials, Inc., and Juda Construction, LTD. as co-borrowers.
10.12	Exclusive License, dated April 30, 2008, by and between New Nycon, Inc. and Paul E. Bracegirdle (1)
10.13
Term Loan Agreement, dated November 12, 2008, by and among Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated and Susquehanna Bank (6)

10.13.1
First Amendment to Term Loan Agreement, dated November 16, 2009, by and among Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.), Rezultz, Incorporated and Susquehanna Bank

10.14	Guaranty, dated November 12, 2008, of Pure Earth, Inc. in favor of Susquehanna Bank (6)
10.14.1	First Amendment to Guaranty Agreement, dated November 16, 2009, of Pure Earth, Inc., in favor of Susquehanna Bank
10.14.2
ISDA® Master Agreement, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated (6)

10.14.3
Amendment to ISDA® Master Agreement, dated November 13, 2009, by and among Susquehanna Bank, Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.) and Rezultz, Incorporated

10.14.4
Schedule to the Master Agreement, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated (6)

10.14.5
Confirmation, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated (6)

10.14.6	Amendment to Confirmation, dated November 13, 2009, by and among Susquehanna Bank, Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.) and Rezultz, Incorporated
10.14.7
Term Loan Note, dated November 12, 2008, issued by Casie Ecology Oil Salvage, Inc. (n/k/a Pure Earth Treatment (NJ), Inc), MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), and Rezultz, Incorporated, as borrowers, in favor of Susequehanna Bank, as payee

10.14.8
Amendment to Term Loan Note, dated November 16, 2009, issued by Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.) and Rezultz, Incorporated, as borrowers, in favor of Susequehanna Bank, as payee

10.15**	Letter dated June 1, 2009, between Pure Earth, Inc. and Mark Alsentzer
10.15.1**	Letter dated June 1, 2009, between Pure Earth, Inc. and Brent Kopenhaver
10.15.2**	Letter dated June 1, 2009, between Pure Earth, Inc. and Joseph T. Kotrosits
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
The schedules to this agreement have been omitted in accordance with the rules of the SEC.  A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

**	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our registration statement on Form 10 (File No. 0-53287), as filed with the SEC on June 20, 2008.

(2)	Included is the revised version of this exhibit, redlined to show the new amendments. The redlined version is being provided pursuant to SEC staff Compliance & Disclosure Interpretation 246.01.

(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K dated November 30, 2009 (File No. 0-53287), as filed with the SEC on December 3, 2009.

(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-53287), as filed with the SEC on November 16, 2009.

(6)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-53287), as filed with the SEC on March 31, 2009.

(7)	Previously filed as an exhibit to Post-Effective Amendment No. 2 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on November 4, 2008.