Form 10-K/A
period 2009-12-31
Pure Earth, Inc.
filed 2010-04-30
CIK 1436351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

         FORM 10-K/A
(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock as of April 26, 2010, was 17,572,899.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010 (the “Original Filing”). We are filing this Amendment solely for the purpose of including information required by Part III of Form 10-K that we had planned to incorporate by reference from our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders. This information is being included in this Amendment because our definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended December 31, 2009. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted. We have also updated the number of shares of common stock outstanding previously reported on the cover page of the Original Filing to the latest practicable date.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, limited to only those the matters required by Question 161.01 of the Compliance and Disclosure Interpretations of the Division of Corporation Finance of the SEC. Such currently dated certifications are attached hereto as Exhibits 31.1 and 31.2. Because no financial statements are contained in this Amendment, we are not including certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

Except set forth above and as set forth in Part III below, no other changes are being made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other documents filed with or furnished to the SEC subsequent to the filing of the Original Filing.

In this Amendment, unless otherwise stated or the context otherwise requires, the terms “we” “us,” “our,” and the “Company” refer to Pure Earth, Inc. and our consolidated subsidiaries taken together as a whole

i

PURE EARTH, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

ii

PART I

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our directors and executive officers:

Executive Officer/Director	Age	Positions Held
Mark Alsentzer	55	President, Chief Executive Officer and Class I Director
Brent Kopenhaver	55	Chairman, Class III Director, Executive Vice President, Chief Financial Officer and Treasurer
Joseph T. Kotrosits	57	Senior Vice President of Transportation Services and Secretary
Charles M. Hallinan	69	Class II Director

There is no family relationship between any of our directors or executive officers.

Mark Alsentzer. Mr. Alsentzer has served as our President, Chief Executive Officer and a member of our board of directors since January 11, 2006. Mr. Alsentzer’s term as a Class I Director will expire at our 2010 annual meeting of stockholders. Under the terms of Mr. Alsentzer’s employment agreement, we have agreed to use best efforts to cause Mr. Alsentzer to be elected to the board of directors and be retained as a director during the term of his employment. Mr. Alsentzer has 28 years of experience in the environmental services industry. From December 1996 to April 30, 2004, Mr. Alsentzer served as President and Chief Executive Officer of U.S. Plastic Lumber Corp., or USPL, which was a publicly-traded manufacturer and marketer of recycled plastic lumber products and a provider of environmental recycling services. Mr. Alsentzer also served as a director of USPL from May 1994 (and as Chairman from January 2000) to April 30, 2004. On July 23, 2004, USPL filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. From 1993 to 1996, Mr. Alsentzer served as Chief Executive Officer of Clean Earth, Inc., a recycler of contaminated soil and debris located in the Northeast and a former subsidiary of USPL until its sale in September 2002. Additionally, since December 1999, Mr. Alsentzer has been a director of Mace Security International, Inc., a manufacturer of security products with common stock listed on the NASDAQ Global Market. Since January 1, 2004, Mr. Alsentzer has served as the managing member of Ventnor Investment Properties, LLC, a real estate development company. Mr. Alsentzer holds a Bachelor of Science degree in Chemical Engineering from Lehigh University and a Masters in Business Administration degree in Management from Farleigh Dickinson University.

Brent Kopenhaver. Mr. Kopenhaver has served as our Chairman, Executive Vice President, Chief Financial Officer and Treasurer since January 11, 2006. Mr. Kopenhaver’s term as a Class III director will expire at our 2012 annual meeting of stockholders. Under the terms of Mr. Kopenhaver’s employment agreement, we have agreed to use best efforts to cause Mr. Kopenhaver to be elected to the board of directors and be retained as a director during the term of his employment. Mr. Kopenhaver has 22 years of financial, operational and senior management experience in the beneficial reuse, treatment, transportation and disposal industries. From April 1998 to March 2005, he was the Chief Financial Officer of Clean Earth, Inc. From 1988 to 1997, Mr. Kopenhaver held various positions in finance at Republic Environmental Systems, Inc., a waste services company. Prior to working in the environmental services industry, Mr. Kopenhaver worked at Chase, Bank of America and Barclays Bank, evaluating and structuring asset-based loans. Mr. Kopenhaver holds a Bachelor of Science degree in Accounting from Lehigh University.

Joseph T. Kotrosits. Mr. Kotrosits has served as our Senior Vice President of Transportation Services since September 10, 2007 and as our Corporate Secretary since March 30, 2009. Mr. Kotrosits is responsible for overseeing the day-to-day operations of our Transportation and Disposal, Materials and Environmental Services reporting segments. Mr. Kotrosits has over 20 years of experience in the hazardous and non-hazardous waste industries. From July 1997 to August 2007, Mr. Kotrosits served in various positions with Philip Services Corporation, an industrial service company, and certain of its subsidiaries, including as Transportation Manager, General Manager and Transportation Compliance Manager. Mr. Kotrosits holds a Bachelor of Arts degree in Humanities from Mansfield University.

Charles M. Hallinan. Mr. Hallinan has served as a director since September 5, 2007. Mr. Hallinan’s term as a Class II director will expire at our 2011 annual meeting of stockholders. Mr. Hallinan has over 40 years of experience in the investment banking, mergers and acquisitions, and investing businesses. Mr. Hallinan has been the President of Hallinan Capital Corp., a private company investing in other businesses, since 1988. Mr. Hallinan holds a Bachelor of Science degree in Finance from New York University and a Masters in Business Administration in Finance from the Wharton School of Business, University of Pennsylvania.

Given the fact that we only recently became a public company in August 2008 and do not have a majority of independent directors, we believe that, as a general matter, our directors’ background, education and experience give an indication of the qualifications, attributes and skills these individuals possess in their specific roles as directors of our company. Mr. Alsentzer is our President and Chief Executive Officer and, in that capacity, brings extensive knowledge of the details of our company and the day-to-day experiences of running our company, in addition to his prior experience in the environmental services industry and as a chief executive officer and director of other public companies. Mr. Kopenhaver’s accounting and finance education and experience, coupled with his background in the beneficial reuse, treatment, transportation and disposal industries and his prior tenure as a chief financial officer, provides a valuable intersection of resources to our board of directors. Mr. Hallinan’s background in investment banking and mergers and acquisitions serves our needs as a young public company striving to develop our operations through external and internal growth.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and any person who beneficially owns more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. These persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of Section 16(a) filings we received during or with respect to 2008 and representations of our directors and executive officers with respect to the filing of annual reports of changes in Section 16(a) beneficial ownership on Form 5, we believe that each filing required to be made pursuant to Section 16(a) of the Exchange Act during 2008 has been filed in a timely manner except that a Form 4 was filed one day late by Mr. Alsentzer in reporting one acquisition of our common stock.

Code of Ethics

We adopted a code of ethics which applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our Code of Ethics may be obtained free of charge by submitting a request in writing to Pure Earth, Inc., One Neshaminy Interplex, Suite 201, Trevose, Pennsylvania, 19053. In the event of any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we may satisfy any required public disclosure of such amendment or waiver by posting such information on our website at http://www.pureearthinc.com. The foregoing reference is meant to be an inactive reference only, and information contained on our website is not incorporated by reference in this annual report on Form 10-K/A.

Corporate Governance

Since April 30, 2009, we have not made any material changes to the procedures by which security holders may recommend nominees to our board of directors.

We do not currently have a separately designated audit committee. The board of directors as a whole is responsible for fulfilling the duties which would otherwise be delegated to the audit committee. Since December 24, 2008, our common stock has been quoted on the OTC Bulletin Board. While this quotation service requires us to have a class of securities registered, or file periodic reports under, the Exchange Act, it does not currently have requirements as to the maintenance of standing committees. Given the fact that we are a relatively new public company without a majority of independent directors and our common stock is not presently listed on a national securities exchange, our board of directors is of the view that it is not appropriate at this time to designate a separate audit committee. Brent Kopenhaver is our audit committee financial expert serving on our board of directors. Mr. Kopenhaver is not independent as such term is defined in Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC, although these independent director standards do not directly apply to us because we do not have any securities that are listed on any tier of The NASDAQ Stock Market.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth certain information related to compensation during our fiscal year ended December 31, 2009 awarded to, earned by or paid to:

•	Mark Alsentzer, our President and Chief Executive Officer;

•	Brent Kopenhaver, our Chairman, Executive Vice President, Chief Financial Officer and Treasurer; and

•	Joseph T. Kotrosits, our Senior Vice President of Transportation Services and Secretary.

We did not grant any equity awards to these named executive officers during 2009 or 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(1)	Total ($)
Mark Alsentzer	2009	257,755	—	—	41,214	298,969
President and Chief Executive Officer	2008	263,452	—	—	30,561	294,013
Brent Kopenhaver	2009	192,145	—	—	10,574	202,719
Chairman, Executive Vice President, Chief Financial Officer and Treasurer	2008	202,692	—	—	15,227	217,919
Joseph T. Kotrosits	2009	141,250	—	—	—	141,250
Senior Vice President and Secretary	2008	150,000	—	—	—	150,000

(1)	All amounts represent perquisites and other personal benefits provided to our named executive officers.

Narrative Disclosure to the Summary Compensation Table

We do not currently have a separate compensation committee of our board of directors.  Our board of directors determines the compensation levels for our executive officers and directors.   In doing so, our board of directors may review compensation of the officers and directors of public companies of similar size as us in determining these compensation levels.

In June 2008, we entered into employment agreements with each of Mr. Alsentzer and Mr. Kopenhaver, which, together with a letter agreement entered into with Mr. Kotrosits in late 2007, governs the compensation for our executive officers.   As a result of our financial performance in 2009, no bonuses were awarded with respect to 2009 and no increases in base salary were provided to our named executive officers for 2010.  Further, in June 2009, in light of our financial performance and as a part of overall cost-cutting measures we undertook during 2009, each of our executive officers voluntarily agreed to reduce his salary, which salary reductions remained in effect throughout 2009.  To date, we have maintained these salary reductions in 2010, although we intend to re-evaluate the need to continue to do so based upon our operational and financial performance during the year.

Employment Agreement - Mark Alsentzer

Effective June 1, 2008, we entered into a five-year employment agreement with Mr. Alsentzer, pursuant to which he serves as our President and Chief Executive Officer.  The initial term of the employment agreement may be automatically renewed for an additional five-year period, unless either party gives written notice of non-renewal at least 120 days prior to the expiration of the initial term.  Under this agreement, Mr. Alsentzer receives an annual base salary, which is currently set at $245,417 (reflecting Mr. Alsentzer’s voluntary salary reduction in June 2009), which salary may be increased in the sole discretion of the Board but must be increased by at least 5% each year during the term of the agreement.  Mr. Alsentzer is also eligible to receive an annual bonus at the sole discretion of the Board and is entitled to participate in any bonus or incentive compensation plans that we may make available to other of our executives.  He also may participate in any of our stock option plans.

Mr. Alsentzer will receive reimbursement for his reasonable expenses incurred during the term of his employment agreement, including reimbursement for his regular travel to the state of Florida.  He is also entitled to receive a company car and reimbursement for the reasonable cost of gas, oil, service, maintenance and automobile insurance for the car.  Alternatively, he can choose to use his own car and receive a car allowance of $1,200 per month, plus reimbursement for the reasonable cost of gas, oil, service and maintenance, and a mileage reimbursement if he leases the car and in any year drives the vehicle more than 15,000 miles.  Mr. Alsentzer is also entitled to receive at least four weeks of paid vacation each year.  Subject to certain conditions, we are also required to purchase and maintain life insurance on Mr. Alsentzer in the face amount of $500,000, payable to a beneficiary chosen by Mr. Alsentzer.

Each year, Mr. Alsentzer may require the board of directors to order, at our expense, a compensation study summarizing the total compensation awarded to the presidents and chief executive officers of companies similar to ours.  Upon receipt of this study, the board of directors must adjust Mr. Alsentzer’s total compensation to the extent necessary to be competitive with the compensation offered to these other executives.  We also agreed to use our best efforts to cause Mr. Alsentzer to be elected to the board of directors and retained as a member of the board of directors during the term of his employment.  We also acknowledge that Mr. Alsentzer has other non-competing business interests and serves on the board of directors of other non-competing companies, which may from time to time require his attention but to which he will not devote more than 10 business hours per week.

Mr. Alsentzer agrees that any information and materials relating to our business and obtained by him during his employment are property belonging to us.  He also agrees that he will at all times keep confidential all of our trade secrets and proprietary information.  He also covenants that during the term of his employment and for one year thereafter, he will not be involved with any other environmentally-related business that is located within 150 miles of our principal place of business.  During the term of the employment agreement and for one year thereafter, Mr. Alsentzer has also agreed to not solicit our employees, customers, suppliers or any other person having a business or employment relationship with us or any of our affiliates, to terminate or curtail such relationship.

Mr. Alsentzer’s employment agreement also contains a number of termination and change of control provisions that are described in “—Termination and Change-in-Control Arrangements” in this section.

Employment Agreement - Brent Kopenhaver

Effective June 1, 2008, we entered into a five-year employment agreement with Mr. Kopenhaver, pursuant to which he serves as our Executive Vice President and Chief Financial Officer and receives an annual base salary currently set at $182,963 (reflecting Mr. Kopenhaver’s voluntary salary reduction in June 2009).  All of the other terms of his employment agreement are substantially similar to those of Mr. Alsentzer’s employment agreement, except that we are not required to reimburse Mr. Kopenhaver for any personal travel expenses.  Mr. Kopenhaver’s employment agreement also contains a number of termination and change of control provisions that are described in “—Termination and Change-in-Control Arrangements” in this section.

Employment Letter – Joseph T. Kotrosits

In September 2007, we entered into a letter agreement with Mr. Kotrosits, pursuant to which he serves as our Senior Vice President of Transportation Services and as Vice President of Juda Construction, Ltd., our wholly-owned subsidiary.  The letter agreement does not have a specified term.  Pursuant to the letter agreement (and reflecting Mr. Kotrosits’ voluntary salary reduction in June 2009), Mr. Kotrosits receives an annual base salary of $135,000, plus a car allowance of $600 per month.  Mr. Kotrosits is eligible to participate in our 2007 Stock Incentive Plan.

Mr. Kotrosits will receive reimbursement for all business expenses incurred for travel and entertainment.  Mr. Kotrosits was granted the option of participating in the health benefit plans provided by Juda Construction, Ltd. or receiving $1,200 per month of COBRA reimbursement.  During 2009, Mr. Kotrosits elected to forego his COBRA reimbursement and to instead participate in our employee health benefit programs.  Mr. Kotrosits is entitled to receive four weeks of paid vacation each year.

2007 Stock Incentive Plan

The 2007 Stock Incentive Plan was approved by our board of directors on July 24, 2007 and by our stockholders at our 2007 annual meeting of stockholders on September 5, 2007.  Subject to certain adjustments as provided in the incentive plan, a total of 1,000,000 shares of our common stock are available for issuance pursuant to awards granted or to be granted under the incentive plan.  The incentive plan is to be administered by a committee consisting solely of two to five non-employee directors (as defined under the incentive plan), although the failure of the committee to be composed solely of non-employee directors shall not prevent an award from being considered granted under the incentive plan.  Subject to the terms of the incentive plan, the committee determines the persons to whom awards will be granted, the number of awards to be granted, the number of shares of common stock to be covered by any award and the specific terms of each grant, including vesting provisions.

Awards under the incentive plan may be in the form of incentive and nonqualified stock options, restricted stock and restricted stock units.  Awards under the incentive plan may be granted to employees, directors, consultants, independent contractors or advisors to us or any present or future subsidiary or parent corporation, although incentive stock options may be granted only to our and our subsidiaries’ hourly or salaried employees. No non-employee director may receive awards covering more than 20% of the shares of common stock authorized for issuance under the incentive plan.  No employee, officer or consultant may receive awards covering more than 60% of the shares of common stock authorized for issuance under the incentive plan.

The committee will determine the exercise price of any option granted under the incentive plan.  The exercise price of any incentive stock option may not be less than the fair market value of a share of our common stock on the date of grant, except that the exercise price of any incentive stock option granted to a 10% or greater holder of our common stock must be no less than 110% of the fair market value of a share of our common stock.

As of December 31, 2009, we have granted in the aggregate 192,800 shares of restricted stock under the incentive plan, and 1,150 of these shares have been forfeited prior to vesting.  Under the terms of the incentive plan, shares forfeited by the recipient become available for granting other awards under the incentive plan.

Termination and Change-in-Control Arrangements

The following are the material terms of each agreement, contract, plan or arrangement that provides for payments or benefits to one or more of our named executive officers at, following or pursuant to their resignation, retirement or termination, or in connection with a change in control involving Pure Earth.

Employment Agreements

Under the terms of our employment agreements with each of Mr. Alsentzer and Mr. Kopenhaver, employment is terminated upon the executive’s death.  We may terminate the executive for “cause,” without cause or upon his “disability.”  The executive may terminate the agreement for “good reason” or without good reason.

“Cause” means:

•	conviction for any felony, fraud or embezzlement or crime of moral turpitude;

•	deliberate refusal to fulfill duties under the employment agreement other than due to disability or direction to commit any illegal or immoral act;

•	controlled substance abuse, alcoholism or drug addiction that interferes or adversely affects the executive’s responsibilities to us or which reflects negatively upon our integrity or reputation; or

•
a material breach by the executive of any covenant contained in the employment agreement, which breach remains uncured after the passage of 30 days from the date we notify the executive in writing of the breach, except that any breach shall be deemed fully cured and corrected if, within the cure period, the executive has taken substantial steps to cure and correct the breach (to the extent that it may be cured) and full correction or cure is reasonably expected.

“Disability” means a physical or mental condition or other incapacity beyond the executive’s control that renders him unable to fulfill his duties hereunder for a continuous period of four months or for shorter periods aggregating more than 80 working days in any 12 month period.

“Good reason” means:

•	a requirement that the executive engage in protracted, continuous business travel without his consent;

•	a reduction in his base salary below the amount specified in the employment agreement without the executive’s written consent;

•	a material breach by us of the employment agreement, which breach is not cured or corrected within 30 days of written notice of the breach; or

•	ceasing involuntarily to be a member of the board of directors, other than by reason of death, disability or termination for cause.

In connection with the executive’s death, a termination in connection with his disability or a termination by the executive without good reason, the executive would be entitled to receive his accrued but unpaid base salary and bonus through the date of death or termination.  In the event of termination of his employment for cause, he would be entitled to receive his accrued but unpaid salary through the date of termination.

If we terminate the executive’s employment without cause or he terminates his employment for good reason, we must pay him:

•	his base salary then currently in effect, for the greater of the period of time remaining under the agreement or 35 months, payable in accordance with normal payroll practices;

•	a bonus, as determined by our board of directors, but only if his termination occurs on or after October 1 in the year of termination;

•
the monthly premiums for his health insurance, until the earlier of 24 months after the date of termination or the date on which he begins to receive health insurance coverage principally paid for by another employer; and

•	a lump sum cash payment equal to the excess of:

o	2.99 times the average total annual taxable compensation paid to him during the prior two calendar years preceding the taxable year in which the date of termination occurs; over

o	the aggregate amount of the 35 scheduled base salary payments otherwise payable to him in connection with the termination, as set forth above.

o	The agreement also provides for a severance payment if the executive is terminated:

•	by us, other than for cause, within six months following a “change of control”;

•
by us prior to a change of control, and he reasonably demonstrates that his termination was at the request of a third party that indicated an intention or took steps reasonably calculated to effect a change of control; or

•	by the executive within six months after a change of control.

A “change of control” will occur:

•	upon any change of control that would be required to be reported as such in a proxy statement or Form 8-K;

•
upon the acquisition by any person or group of beneficial ownership of 25% or more of the combined voting power of our outstanding voting securities, excluding acquisitions by us or any of our affiliates, or any of our employee benefit plans, or by a corporation pursuant to a reorganization, merger, consolidation, division or issuance of securities described below;

•
if the incumbent directors who constituted the board of directors as of June 1, 2008 cease for any reason to constitute at least a majority of the board of directors during any 24 month period, except that any new director shall be deemed to be an incumbent director if he or she became a director after June 1, 2008 and was:

o	elected or nominated for election by our stockholders; or

o	approved by a vote of at least a majority of the directors then comprising the board of directors;

but was not an individual whose initial assumption of office occurs as a result of either an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the incumbent directors;

•	upon the consummation of a sale of all or substantially all of our assets or our complete liquidation or dissolution; or

•	upon a reorganization, merger, consolidation, division or issuance of our securities, in each case unless following such transaction:

o
not less than 60% of the outstanding equity securities of the corporation resulting from or surviving such transaction and of the combined voting power of the outstanding voting securities of such corporation is then beneficially owned by our holders of common stock immediately prior to such transaction in substantially the same proportions as their ownership immediately prior to such transaction; and

o	at least a majority of the members of the board of directors of the resulting or surviving corporation were incumbent directors.

In the event of a change of control, the executive will be entitled to receive a severance payment equal to:

•	his base salary accrued but unpaid through the date of termination; and

•
2.99 times the average total annual compensation paid to the executive and includible in gross income for federal income tax purposes during the prior five calendar years preceding the taxable year in which the date of termination occurs, reduced by an amount (if any) necessary to avoid the excess parachute payment excise tax imposed by the Internal Revenue Code of 1986.

All grants of stock options and restricted stock to each executive shall provide that any such awards shall immediately become fully vested as of the date of such termination in the event that the executive’s employment is terminated due to death, disability, a change of control, good reason or a lack of cause.

2007 Stock Incentive Plan

The incentive plan provides the following benefits to participants upon termination or a change in control:

•	Option awards

o
Termination due to death or disability:  An option will expire on the one-year anniversary of the date of death or the last day of employment following a termination by the participant as a result of a disability (as defined in our long-term disability plan or policy), or, if earlier, the original expiration date of the option.

o	Retirement or termination without cause: If a participant retires in accordance with our normal retirement policy, or if we terminate a participant for any reason other than for cause:

•
An incentive stock option expires 90 days after the last day of employment, or, if earlier, on the original expiration date of the option, unless we set an earlier expiration date on the date of grant.

•
A non-qualified stock option expires 180 days after the last day of employment, or, if earlier, on the original expiration date of the option, unless we set an earlier or later expiration date on the date of grant, or a later expiration date subsequent to the date of grant but prior to 180 days following the participant’s last day of employment.

o
Termination for misconduct:  If the committee reasonably believes that a participant has committed an act of misconduct, no exercise of the option will be permitted.  Under the incentive plan, the term “misconduct” is defined to include:

•	embezzlement;

•	fraud;

•	dishonesty;

•	non-payment of any obligation owed to us;

•	breach of a fiduciary duty or deliberate disregard of our rules resulting in loss, damage or injury to us;

•	making an unauthorized disclosure of any of our trade secrets or confidential information;

•	engaging in any conduct constituting unfair competition; or

•	inducing any customer to breach any contract with us.

o
Termination for any other reason:  If the participant is terminated for any other reason, the option expires 30 days after termination of employment, or, if earlier, the original expiration date of the option.  The committee may set an earlier or later date in accordance with the terms of the incentive plan, but no incentive stock option may be exercised more than 90 days after termination of employment.

Director Compensation

Director Compensation Table

We do not pay compensation to Mr. Alsentzer or Mr. Kopenhaver in their capacities as directors.  The table below summarizes all compensation awarded to, earned by or paid to Mr. Hallinan, our only non-employee director, during 2009.

Director Compensation for 2009 Fiscal Year

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Charles M. Hallinan	9,000	—	9,000

Narrative to Director Compensation Table

Mr. Hallinan receives a monthly cash director’s fee of $750.  No other compensation was awarded to any of our directors during 2009, and we do not compensate directors who are members of our management for serving on our board of directors.  During 2009, we did not have active committees of the board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 26, 2010 (except as otherwise noted in the footnotes) regarding the beneficial ownership of our common stock by:

•	each person known by us to beneficially own more than five percent of our outstanding common stock;

•	each of our directors;

•	each executive officer named in the Summary Compensation Table for the fiscal year ended December 31, 2009; and

•	all of our directors and executive officers as a group.

As of April 26, 2010, there were 17,572,899 shares of our common stock outstanding.  The number of shares beneficially owned by each stockholder is determined under rules and regulations promulgated by the Securities and Exchange Commission.  The information does not necessarily indicate beneficial ownership for any other purpose.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or other convertible securities or rights held by that person that are currently exercisable or exercisable within 60 days of April 26, 2010 are deemed to be presently outstanding.  These shares, however, are not deemed outstanding fro the purposes of computing the percentage ownership of any other person.  The same shares may be beneficially owned by more than one person.

Unless otherwise noted below:

•	the address for each beneficial owner is c/o Pure Earth, Inc., One Neshaminy Interplex, Suite 201, Trevose, Pennsylvania 19053; and

•	subject to applicable community property laws, to our knowledge, each person has sole voting and investment power over the shares shown as beneficially owned by that person.

Name and Address	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned
Mark Alsentzer	4,517,500	(1)(2)	25.3%
Brent Kopenhaver	366,400	(2)(3)	2.1%
Joseph T. Kotrosits	35,750	(4)	0.2%
Charles M. Hallinan	1,727,414	(5)	9.7%
Marrin, L.P. (6)	1,000,000		5.7%
Fidus Mezzanine Capital, L.P. (7)	1,250,000	(8)	6.6%
All directors and executive officers as a group (4 persons)	6,647,064	(9)	36.7%

(1)
Includes (i) 44,750 shares of common stock owned by AAA LP, of which Mr. Alsentzer is the general partner; (ii) 1,000,000 shares of common stock owned by Marrin, L.P., of which Mr. Alsentzer is the general partner; (iii) 300,000 shares of common stock owned by members of Mr. Alsentzer’s immediate family, and over which Mr. Alsentzer may be deemed to share voting or dispositive power (but as to which Mr. Alsentzer disclaims beneficial ownership), and (iv) 250,000 shares of common stock which may be received upon the conversion in full of 10,000 shares of our Series C convertible preferred stock held by Mr. Alsentzer.

(2)
Pursuant to the terms of our Series B preferred stock, Mr. Alsentzer ceasing to beneficially own 1,919,000 shares of our common stock, subject to adjustment, or Mr. Kopenhaver ceasing to beneficially own at least 134,000 shares of our common stock, subject to adjustment, would each be a mandatory redemption event.  Once a mandatory redemption event occurs, we must pay holders demanding redemption of their Series B preferred stock up to 103% of the liquidation value of the Series B preferred stock, depending on the redemption date.

(3)	Excludes 300,000 shares of common stock owned by members of Mr. Kopenhaver’s immediate family, and over which Mr. Kopenhaver does not share voting or dispositive power.

(4)	Includes 18,750 shares of common stock underlying 750 shares of our Series C convertible preferred stock owned by Mr. Kotrosits.
(5)
Includes (i) a warrant to purchase up to 22,222 shares of common stock at an exercise price of $4.50 per share, (ii) 100,000 shares of common stock owned by Mr. Hallinan’s spouse, and over which Mr. Hallinan may be deemed to share voting or dispositive power, and (iii) 250,000 shares of common stock which may be received upon the conversion in full of 10,000 shares of our Series C convertible preferred stock.  Excludes 300,000 shares of common stock owned by members of Mr. Hallinan’s immediate family, over which Mr. Hallinan does not exercise voting or dispositive power and as to which Mr. Hallinan disclaims beneficial ownership.

(6)	Mark Alsentzer is the general partner of Marrin, L.P. and is deemed to beneficially own shares owned by Marrin, L.P.
(7)
Fidus Mezzanine Capital GP, LLC is the general partner of Fidus Mezzanine Capital, L.P. and, as such, may be deemed to beneficially own securities beneficially owned by Fidus Mezzanine Capital, L.P.  The address of this beneficial owner is 190 LaSalle Street, Suite 2140, Chicago, Illinois 60603.

(8)	Represents shares of common stock that may be received upon the conversion in full of 50,000 shares of our Series C convertible preferred stock.
(9)	See footnotes (1) through (8).

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants or rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	—	—	808,350	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	808,350	(2)

(1)	Represents awards of restricted stock outstanding as of December 31, 2009 under our incentive plan, which was approved by our stockholders on September 5, 2007.

(2)
Includes 1,150 shares of common stock representing restricted stock awards that have been forfeited to the Company.  Under the terms of the incentive plan, forfeited shares become available for granting other awards under the incentive plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Series A Preferred Stock Financing

On May 17, 2007, we entered into subscription agreements with each of Mr. Hallinan and Black Creek Capital Corp., pursuant to which each of them were issued 10,000 shares of our Series A preferred stock.  In addition, each investor received an immediately exercisable five-year warrant to purchase 22,222 shares of our common stock at an exercise price of $4.50 per share.  Each investor paid an aggregate purchase price of $500,000 for these securities, which payments were received in March 2007 in advance of our completing the subscription agreements and issuing the securities in May 2007.  At any time after March 1, 2008 but prior to June 30, 2008, a holder of Series A preferred stock had the right to require us to repurchase all or any part of the holder’s Series A preferred stock at the stated amount of $50.00 per share plus all accured but unpaid dividends and any other amounts accrued and owing under the Series A preferred stock.

Effective June 29, 2008, we entered into an investment agreement with Mr. Hallinan and Black Creek.  Pursuant to the investment agreement, both holders of our Series A preferred stock acknowledged that on June 30, 2008, the Series A preferred stock would be automatically converted into shares of our common stock pursuant to the terms of the Series A preferred stock.  The holders agreed to forego their right to require us to repurchase the Series A preferred stock, and, in exchange:

•	on each of September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, we agreed to pay each holder $12,500 in cash; and

•	we issued to each holder 55,567 shares of our common stock, in addition to the 11.11 shares of common stock issuable upon the automatic conversion terms of the Series A preferred stock.

The warrants issued in connection with the Series A preferred stock remain outstanding.  Mr. Hallinan was at the time of each of these transactions, and is currently, our Class II director and a beneficial owner of more than 5% of our common stock.  Black Creek was at the time of each of these transactions (but is not presently) the beneficial owner of more than 5% of our common stock.  At the time of these transactions, Scott Tucker had sole voting and investment power over our securities held by Black Creek.

Series C Convertible Preferred Stock Financing

On November 30, 2009, we closed on a private placement of our Series C convertible preferred stock whereby the Company sold and issued an aggregate of 101,600 shares of such stock at a purchase price of $10.00 per share, and received aggregate gross proceeds therefore of $1,016,000.  Mr. Alsentzer, our President, Chief Executive Officer and Class I director, and Mr. Hallinan, our Class II director, each purchased 10,000 shares of Series C convertible preferred stock and paid a purchase price therefor of $100,000.  Each of Mr. Alsentzer and Mr. Hallinan beneficially owned more than 5% of our common stock both prior to and after this purchase.  Mr. Kotrosits, our Senior Vice President of Transportation Services, purchased 750 shares of Series C convertible preferred stock and paid a purchase price therefor of $7,500.  Fidus Mezzanine Capital, L.P., or Fidus, the holder of our existing Series B preferred stock and related common stock purchase warrants, purchased 50,000 shares of Series C preferred stock and paid a purchase price therefor of $500,000.  As a result of this transaction, Fidus became the beneficial owner of more than 5% of our common stock.

Director Independence

The board has determined that Charles M. Hallinan is an “independent” director as such term is defined in Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC, although these independent director standards do not directly apply to us because we do not have any securities that are listed on any tier of NASDAQ.  Our other two directors, Messrs. Alsentzer and Kopenhaver, serve as our officers and employees, and are therefore not independent.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

During fiscal 2009 and 2008, Marcum LLP, our independent public accountants, billed us $204,407 and $361,340, respectively, for audit fees.  Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, the quarterly review of unaudited interim financial statements included in our Forms 10-Q, and services in connection with registration statements filed with the SEC.  Of the audit fees billed for 2008, $144,365 related to fees for professional services rendered in connection with the filing of our Form 10 registration statement and the quarterly information included within this filing.  The remaining $216,975 of audit fees for 2008 relates to professional services rendered in connection with the audit of our annual financial statements for the year ended December 31, 2008 and the quarterly review for the quarter ended September 30, 2008.

Audit-Related, Tax and All Other Fees

We were not billed by Marcum LLP for any audit-related, tax or other services in 2009 or 2008.

Audit Committee Pre-Approval Policies

We do not presently have an audit committee.  Our board of directors is responsible for appointing, setting the compensation for and overseeing the work of, our independent registered public accounting firm.  As part of this responsibility, the board of directors will pre-approve all auditing services, internal control-related services and permitted non-audit services performed by the independent registered public accounting firm in order to ensure its independence. Additionally, our board of directors may delegate either type of pre-approval authority to one or more of its members.

PART II

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)           Financial Statements.  The consolidated financial statements of Pure Earth, Inc. listed below have been filed as part of the Original Filing and were incorporated by reference into Part II, Item 8 – Financial Statements and Supplementary Data of the Original Filing.  Such financial statements may be found beginning on the pages of the Original Filing listed below.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations For the Years Ended
December 31, 2009 and 2008	F-5

Consolidated Statements of Stockholders’ Equity For the Years Ended
December 31, 2009 and 2008	F-6

Consolidated Statements of Cash Flows For the Years Ended
December 31, 2009 and 2008	F-7

Notes to Consolidated Financial Statements	F-9

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

2.10*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)

Exhibit No.	Description
2.10.1	Amendment to Asset Purchase Agreement, dated March 9, 2009, by and among New Nycon, Inc., Robert Cruso and Frank Gencarelli (8)
2.10.2	Amendment to Asset Purchase Agreement, dated December 10, 2009, by and among New Nycon, Inc., Robert Cruso and Frank Gencarelli (8)
3.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc., as amended (2) (3) (4)
3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (2) (3)
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen Series B Preferred Stock Certificate (1)
4.3	Form of Common Stock Purchase Warrant issued to DD Growth Premium pursuant to the Securities Purchase Agreement, dated as of June 30, 2006 (1)
4.4	Form of Registration Rights Agreement, dated June 30, 2006, by and between Pure Earth, Inc. and DD Growth Premium (1)
4.5	Form of Common Stock Purchase Warrant issued to Charles Hallinan and Black Creek Capital Corp. pursuant to the Subscription Agreement, dated as of May 22, 2007 (1)
4.6	Debenture Redemption Agreement, dated as of August 17, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.6.1	First Amendment to Debenture Redemption Agreement, dated as of October 2, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.7	Stock Purchase Agreement, dated August 17, 2007, by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc. (1)
4.7.1	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of September 18, 2007, by Kim C. Tucker Living Trust (1)
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

4.12	Guaranty Agreement, dated as of March 4, 2008, by certain subsidiaries of Pure Earth, Inc. in favor of Fidus Mezzanine Capital, L.P. and any other Investors party thereto (1)
4.13	Investment Agreement, effective June 29, 2008, by and among Pure Earth, Inc., Black Creek Capital Corp. and Charles M. Hallinan (3)
4.14	Form of Subscription Agreement with respect to Series C Convertible Preferred Stock (4)
4.15	Specimen Series C Convertible Preferred Stock Certificate (4)
4.16	Form of Registration Rights Agreement with respect to the Series C Convertible Preferred Stock Offering (4)

Exhibit No.	Description
4.17	Letter from Pure Earth, Inc. to Fidus Mezzanine Capital, L.P., dated November 24, 2009, regarding mandatory conversion right of Series C Convertible Preferred Stock (4)
10.1**	Employment Agreement, dated as of June 1, 2008, by and between Pure Earth, Inc. and Mark Alsentzer (1)
10.2**	Employment Agreement, dated as of June 1, 2008, by and between Pure Earth, Inc. and Brent Kopenhaver (1)
10.3**	Pure Earth, Inc. 2007 Stock Incentive Plan (1)
10.4**	Form of Restricted Stock Agreement for awards under the Pure Earth, Inc. 2007 Stock Incentive Plan (1)
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

Exhibit No.	Description
10.11.1	Loan Restructure Agreement, dated December 7, 2009, by and between CoActiv Capital Partners LLC and Pure Earth, Inc., Pure Earth Materials, Inc., and Juda Construction, Ltd. as co-borrowers (8)
10.12	Exclusive License, dated April 30, 2008, by and between New Nycon, Inc. and Paul E. Bracegirdle (1)
10.13
Term Loan Agreement, dated November 12, 2008, by and among Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated and Susquehanna Bank (6)

10.13.1
First Amendment to Term Loan Agreement, dated November 16, 2009, by and among Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.), Rezultz, Incorporated and Susquehanna Bank (8)

10.14	Guaranty, dated November 12, 2008, of Pure Earth, Inc. in favor of Susquehanna Bank (6)
10.14.1	First Amendment to Guaranty Agreement, dated November 16, 2009, of Pure Earth, Inc., in favor of Susquehanna Bank (8)
10.14.2
ISDA® Master Agreement, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated (6)

10.14.3
Amendment to ISDA® Master Agreement, dated November 13, 2009, by and among Susquehanna Bank, Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.) and Rezultz, Incorporated (8)

10.14.4
Schedule to the Master Agreement, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated (6)

10.14.5
Confirmation, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated (6)

10.14.6
Amendment to Confirmation, dated November 13, 2009, by and among Susquehanna Bank, Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.) and Rezultz, Incorporated (8)

10.14.7
Term Loan Note, dated November 12, 2008, issued by Casie Ecology Oil Salvage, Inc. (n/k/a Pure Earth Treatment (NJ), Inc), MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), and Rezultz, Incorporated, as borrowers, in favor of Susequehanna Bank, as payee (8)

10.14.8
Amendment to Term Loan Note, dated November 16, 2009, issued by Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.) and Rezultz, Incorporated, as borrowers, in favor of Susequehanna Bank, as payee (8)

10.15**	Letter dated June 1, 2009, between Pure Earth, Inc. and Mark Alsentzer (8)
10.15.1**	Letter dated June 1, 2009, between Pure Earth, Inc. and Brent Kopenhaver (8)
10.15.2**	Letter dated June 1, 2009, between Pure Earth, Inc. and Joseph T. Kotrosits (8)
21.1	Subsidiaries of the Registrant (8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*
The schedules to this agreement have been omitted in accordance with the rules of the SEC.  A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

**	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our registration statement on Form 10 (File No. 0-53287), as filed with the SEC on June 20, 2008.

(2)	Included is the revised version of this exhibit, redlined to show the new amendments. The redlined version is being provided pursuant to SEC staff Compliance & Disclosure Interpretation 246.01.

(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K dated November 30, 2009 (File No. 0-53287), as filed with the SEC on December 3, 2009.

(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-53287), as filed with the SEC on November 16, 2009.

(6)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-53287), as filed with the SEC on March 31, 2009.

(7)	Previously filed as an exhibit to Post-Effective Amendment No. 2 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on November 4, 2008.

(8)	Previously filed as an exhibit to the Original Filing (File No. 0-53287), as filed with the SEC on April 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE EARTH, INC.

Date: April 30, 2010	By:	/s/ Mark Alsentzer
Mark Alsentzer
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Stock Purchase Agreement, dated as of January 19, 2006, by and between South Jersey Development, Inc., and its shareholders, and Info Investors, Inc. (1)
2.2*	Asset Purchase Agreement, dated as of January 19, 2006, by and between Whitney Contracting, Inc. and South Jersey Development, Inc. (1)
2.3*	Stock Purchase Agreement, dated as of January 19, 2006, by and between American Transport and Disposal Services Ltd. and South Jersey Development, Inc. (1)
2.4*	Stock Purchase Agreement, dated as of January 19, 2006, by and between Juda Construction, Ltd. and South Jersey Development, Inc. (1)
2.5*	Asset Purchase Agreement, dated as of January 5, 2006, by and between Alchemy Development, LLC and South Jersey Development, Inc. (1)
2.6*	Stock Acquisition Agreement, dated as of November 30, 2006, by and among Shari L. Mahan, as sole shareholder of Terrasyn Environmental Corp., and Pure Earth, Inc. (1)
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

2.10*	Asset Purchase Agreement, dated April 1, 2008, by and among Nycon, Inc., Robert Cruso, Frank Gencarelli, New Nycon, Inc. and Paul Bracegirdle (1)
2.10.1	Amendment to Asset Purchase Agreement, dated March 9, 2009, by and among New Nycon, Inc., Robert Cruso and Frank Gencarelli (8)
2.10.2	Amendment to Asset Purchase Agreement, dated December 10, 2009, by and among New Nycon, Inc., Robert Cruso and Frank Gencarelli (8)
3.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc., as amended (2) (3) (4)
3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (2) (3)
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen Series B Preferred Stock Certificate (1)
4.3	Form of Common Stock Purchase Warrant issued to DD Growth Premium pursuant to the Securities Purchase Agreement, dated as of June 30, 2006 (1)
4.4	Form of Registration Rights Agreement, dated June 30, 2006, by and between Pure Earth, Inc. and DD Growth Premium (1)
4.5	Form of Common Stock Purchase Warrant issued to Charles Hallinan and Black Creek Capital Corp. pursuant to the Subscription Agreement, dated as of May 22, 2007 (1)
4.6	Debenture Redemption Agreement, dated as of August 17, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.6.1	First Amendment to Debenture Redemption Agreement, dated as of October 2, 2007, by and among Pure Earth, Inc. and Dynamic Decisions Strategic Opportunities (1)
4.7	Stock Purchase Agreement, dated August 17, 2007, by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc. (1)
4.7.1	Joinder Agreement to the Stock Purchase Agreement by and among Dynamic Decisions Strategic Opportunities and Pure Earth, Inc., dated as of September 18, 2007, by Kim C. Tucker Living Trust (1)
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

10.11.1	Loan Restructure Agreement, dated December 7, 2009, by and between CoActiv Capital Partners LLC and Pure Earth, Inc., Pure Earth Materials, Inc., and Juda Construction, Ltd. as co-borrowers (8)
10.12	Exclusive License, dated April 30, 2008, by and between New Nycon, Inc. and Paul E. Bracegirdle (1)
10.13
Term Loan Agreement, dated November 12, 2008, by and among Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated and Susquehanna Bank (6)

10.13.1
First Amendment to Term Loan Agreement, dated November 16, 2009, by and among Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.), Rezultz, Incorporated and Susquehanna Bank (8)

10.14	Guaranty, dated November 12, 2008, of Pure Earth, Inc. in favor of Susquehanna Bank (6)
10.14.1	First Amendment to Guaranty Agreement, dated November 16, 2009, of Pure Earth, Inc., in favor of Susquehanna Bank (8)
10.14.2
ISDA® Master Agreement, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated (6)

10.14.3
Amendment to ISDA® Master Agreement, dated November 13, 2009, by and among Susquehanna Bank, Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.) and Rezultz, Incorporated (8)

10.14.4
Schedule to the Master Agreement, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated (6)

10.14.5
Confirmation, dated November 12, 2008, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated (6)

10.14.6
Amendment to Confirmation, dated November 13, 2009, by and among Susquehanna Bank, Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.) and Rezultz, Incorporated (8)

10.14.7
Term Loan Note, dated November 12, 2008, issued by Casie Ecology Oil Salvage, Inc. (n/k/a Pure Earth Treatment (NJ), Inc), MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.), and Rezultz, Incorporated, as borrowers, in favor of Susequehanna Bank, as payee (8)

10.14.8
Amendment to Term Loan Note, dated November 16, 2009, issued by Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.) and Rezultz, Incorporated, as borrowers, in favor of Susequehanna Bank, as payee (8)

10.15**	Letter dated June 1, 2009, between Pure Earth, Inc. and Mark Alsentzer (8)
10.15.1**	Letter dated June 1, 2009, between Pure Earth, Inc. and Brent Kopenhaver (8)
10.15.2**	Letter dated June 1, 2009, between Pure Earth, Inc. and Joseph T. Kotrosits (8)
21.1	Subsidiaries of the Registrant (8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*
The schedules to this agreement have been omitted in accordance with the rules of the SEC.  A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

**	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our registration statement on Form 10 (File No. 0-53287), as filed with the SEC on June 20, 2008.

(2)	Included is the revised version of this exhibit, redlined to show the new amendments. The redlined version is being provided pursuant to SEC staff Compliance & Disclosure Interpretation 246.01.

(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K dated November 30, 2009 (File No. 0-53287), as filed with the SEC on December 3, 2009.

(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-53287), as filed with the SEC on November 16, 2009.

(6)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-53287), as filed with the SEC on March 31, 2009.

(7)	Previously filed as an exhibit to Post-Effective Amendment No. 2 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on November 4, 2008.

(8)	Previously filed as an exhibit to the Original Filing (File No. 0-53287), as filed with the SEC on April 15, 2010.