Form 10-Q
period 2010-03-31
Pure Earth, Inc.
filed 2010-05-20
CIK 1436351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.
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
Yes  ☐                         No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  17,572,899 shares of Common Stock, $.001 par value, as of May 5, 2010.

PURE EARTH, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

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

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

PURE EARTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$210,556	$796,553

Restricted cash	—	211,122
Accounts receivable, less allowance for doubtful accounts of $427,179 and $410,105	6,908,789	6,588,321
Due from affiliates	108,191	118,270
Inventories	505,025	392,562
Prepaid expenses	1,090,934	765,220
Other current assets	1,736,845	1,487,667
Deferred income tax asset	209,568	209,568
Assets of discontinued operations	184,977	1,383,593
Total Current Assets	10,954,885	11,952,876

PROPERTY AND EQUIPMENT
Land	1,085,940	1,085,940
Buildings and improvements	7,114,752	7,114,752
Leasehold improvements	220,560	220,560
Machinery and equipment	10,081,248	10,081,248
Trucks and automobiles	1,136,619	1,136,619
Office furniture, fixtures and computer software	324,439	324,439
	19,963,558	19,963,558
Less: accumulated depreciation and amortization	(6,625,455)	(5,987.934)
Property and Equipment, Net	13,338,103	13,975,624

OTHER ASSETS
Deposits and other assets	1,300,505	1,417,117
Deferred financing costs, net of accumulated amortization of $192,196 and $553,407	515,682	544,245
Goodwill	565,484	565,484
Permits	2,200,000	2,200,000
Other intangible assets, net of accumulated amortization	1,554,495	1,647,191
Idle machinery	4,158,100	4,158,100
Total Other Assets	10,294,266	10,532,137

TOTAL ASSETS	$34,587,254	$36,460,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2010	December 31, 2009
	(Unaudited)
CURRENT LIABILITIES
Line of credit	$3,162,863	$1,884,529
Notes payable- related party	1,011,348	1,011,348
Current portion of long-term debt	1,841,048	1,445,576
Accounts payable	5,313,659	4,992,431
Accrued expenses	1,022,114	1,025,883
Accrued payroll and payroll taxes	259,725	151,408
Other current liabilities	595,601	541,736
Accrued disposal costs	485,453	468,942
Liabilities from discontinued operations	94,093	850,594
Total Current Liabilities	13,785.904	12,372,447

LONG-TERM LIABILITIES
Long-term debt, net of current portion	6,709,048	7,188,931
Mandatorily redeemable Series B preferred stock, $.001 par value; authorized 20,000 shares; issued and outstanding 6,300 and 6,300 shares	5,529,793	5,359,206
Accrued disposal costs	364,436	282,172
Contingent consideration	1,176,235	1,176,235
Warrants with contingent redemption provisions	383,168	383,168
Deferred income taxes	1,734,011	2,272,043
Deferred income taxes – permits	880,000	880,000
Total Long-Term Liabilities	16,776,691	17,541,755
TOTAL LIABILITIES	30,562,595	29,914,202

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stock, $.001 par value, authorized 500,000 shares; Series C Convertible Preferred Stock $.001 par value, authorized 260,000 shares; issued and outstanding 105,350 and 105,350 shares, liquidation preference $1,088,616	105	105

Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding 17,587,899 and 17,575,399 shares, respectively	17,588	17,576
Additional paid-in capital	15,040,834	15,034,596
Accumulated deficit	(11,033,868)	(8,505,842)

TOTAL STOCKHOLDERS’ EQUITY	4,024,659	6,546,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,587,254	$36,460,637

The accompanying notes are an integral part of these condensed consolidated financial statements.
.

PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
REVENUES	$7,017,726	$11,641,981

COST OF REVENUES (including depreciation and amortization expense of $615,882 and $483,181 for the three months ended March 31, 2010 and 2009)	7,007,291	9,392,783

GROSS PROFIT	10,435	2,249,198

OPERATING EXPENSES
Salaries and related expenses	878,434	1,342,786
Occupancy and other office expenses	172,088	235,860
Professional fees	617,002	534,594
Other operating expenses	242,194	331,801
Insurance	259,169	241,369
Depreciation and amortization	114,334	117,196
TOTAL OPERATING EXPENSES	2,283,221	2,803,606

LOSS FROM OPERATIONS	(2,272,786)	(554,408)

OTHER INCOME (EXPENSES)
Interest income	—	6,707
Interest expense	(645,054)	(575,197)
Loss from equity investment	(10,079)	(103,597)
Other income (expense)	91,021	(16,254)
TOTAL OTHER INCOME (EXPENSES)	(564,112)	(688,341)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,836,898)	(1,242,749)

BENEFIT FROM INCOME TAXES	(537,982)	(656,043)

NET LOSS FROM CONTINUING OPERATIONS	(2,298,916)	(586,706)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(301,134)	(221,634)
Benefit from income taxes	—	—
Net loss from discontinued operations	(301,134)	(221,634)
Gain on sale of assets and liabilities from discontinued operations	98,362	—
TOTAL LOSS FROM DISCONTINUED OPERATIONS	(202,772)	(221,634)

NET LOSS	(2,501,688)	(808,340)

Less: Series C Convertible Preferred Stock dividends	26,338	—

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS	$(2,528,026)	$(808,340)

NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS
Basic and Diluted	$(0.13)	$(0.04)
NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS
Basic and Diluted	$(0.02)	$(0.01)
NET LOSS PER COMMON SHARE FROM SALE OF DISCONTINUED OPERATIONS
Basic and Diluted	$0.01	—
TOTAL LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS
Basic and Diluted	$(0.01)	$(0.01)
NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.14)	$(0.05)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and Diluted	17,582,899	17,223,021

The accompanying notes are an integral part of these condensed consolidated financial statements

 PURE EARTH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,501,688)	$(808,338)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	728,231	598,761
Other intangible assets amortization	107,747	132,949
Deferred financing cost amortization	89,691	84,445
Interest expense for accretion of warrant and debt discount	90,817	69,386
Interest expense for Series B preferred stock payment-in-kind	79,770	65,104
Impairment of goodwill	194,210	—
Provision for doubtful accounts	(26,135)	11,321
Gain on disposal of assets and liabilities of discontinued operations	(98,362)	—
Change in fair value of derivatives and other assets and liabilities measured at fair value	7,407	16,254
Restricted stock grant	6,250	—
Deferred income taxes	(538,032)	(656,043)
Changes in operating assets and liabilities
Accounts receivable	(272,601)	115,745
Inventories	(119,804)	(95,539)
Prepaid expenses and other current assets	(560,387)	(41,822)
Deposits and other assets	114,762	84,035
Restricted cash	211,122	352,061
Accounts payable	346,236	(605,945)
Accrued expenses and other current liabilities	133,457	219,534
Accrued disposal costs	98,775	49,809
Due from affiliates	10,079	(130,743)

TOTAL ADJUSTMENTS	603,233	269,312

NET CASH USED IN OPERATING ACTIVITIES	(1,898,455)	(539,026)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	—	(34,111)
Proceeds from sale of assets and liabilities of discontinued operations	217,282	—

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	217,282	(34,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party loans	—	16,737
Payoff of line of credit from refinancing	(1,292,980)	—
Net borrowings on line of credit	2.571,314	673,254
Repayment of notes payable	—	(25,068)
Repayment of long-term debt	(95,692)	(388,756)
Financing fees incurred	(61,128)	(75,000)
Accrued dividends on Series C preferred stock	(26,338)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,095,176	201,167

NET DECREASE IN CASH AND CASH EQUIVALENTS	(585,997)	(371,970)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	796,553	900,744

CASH AND CASH EQUIVALENTS - END OF PERIOD	$210,556	$528,774

SUPPLEMENTARY INFORMATION
Cash paid (received) during the periods for:
Interest	$395,738	$351,377
Income taxes	$(16,468)	$11,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

PURE EARTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Business Operations and Consolidation

The accompanying condensed consolidated financial statements include the accounts of Pure Earth, Inc. (“Pure Earth”) and its wholly owned subsidiaries, Pure Earth Transportation & Disposal, Inc. (“PE Transportation and Disposal”); Juda Construction, Ltd. (“Juda”); PEI Disposal Group, Inc. (“PEI Disposal Group”); Pure Earth Treatment (NJ), Inc., Rezultz, Incorporated (“Rezultz”), and Pure Earth Recycling (NJ), Inc., collectively referred to as “PE Recycling”;  Pure Earth Energy Resources, Inc. (“PEER”); Pure Earth Environmental, Inc. (“PE Environmental”); Bio Methods LLC (“BioMethods”); Geo Methods, LLC (“GeoMethods”); Echo Lake Brownfield, LLC (“Echo Lake”); HFH Acquisition Corp. (“HFH”); Pure Earth Materials, Inc. (“PE Materials”); Pure Earth Materials (NJ) Inc. (“PE Materials NJ”); and New Nycon, Inc. (“New Nycon”).  Pure Earth and its subsidiaries, taken together as a whole, are collectively referred to as the “Company”.  All significant intercompany accounts and transactions have been eliminated.

The Company’s reportable segments are strategic business units that offer environmental services within the Company’s continuum of environmental strategies. For the three months ended March 31, 2010 and 2009, the Company had four reportable segments: Transportation and Disposal, Treatment and Recycling, Environmental Services and Materials.  Prior to December 2009, the Company had an additional reportable segment, the Concrete Fibers segment.  The Concrete Fibers segment and the operations of New Nycon, Inc. have been reclassified and presented as discontinued operations as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and March 31, 2009.  Refer to Note 4- Discontinued Operations.

NOTE 2– Liquidity and Financial Condition

The Company incurred a net loss of approximately $2.5 million and used approximately $1.9 million of cash in its operating activities for the three months ending March 31, 2010.  For the year ended December 31, 2010 the Company had a net loss of approximately $7.1 million and used approximately $0.6 million of cash in its operating activities. At March 31, 2010, the accumulated deficit was approximately $11.0 million.  The Company had cash of approximately $0.2 million and working capital deficit of approximately $2.8 million at March 31, 2010.

The Company has traditionally financed its working capital needs with cash flows from operations and borrowings under a revolving line of credit. Capital project needs have been traditionally financed with bank term loans, private placements of preferred or common stock and cash flows from operations.

On February 11, 2010, the Company refinanced its existing revolving line of credit (Note 8) by entering into a Commercial Financing Agreement with a new lender.  Under the Commercial Financing Agreement with the new lender, the Company has an available line of credit in the principal amount of up to the lesser of $5.0 million, or 85% of all eligible accounts receivable (as defined under the financing agreement) that have not been paid.  This refinancing increased the maximum line of credit amount from $3.1 million under the previous lender to $5.0 million, which will provide for additional liquidity in 2010 to fund the projected growth in accounts receivable.  This refinancing provided for approximately $1.4 million of initial borrowing availability as a result of a higher advance rate and less stringent accounts receivable eligibility requirements.

On March 31, 2010, the Company completed the sale of substantially all of the assets and liabilities of New Nycon in exchange for $217,282 in cash received at closing, with an additional $50,000 in cash to be paid 90 days subsequent to the closing date (Note 5).  The additional $50,000 payment is subject to reduction for accounts receivable not collected during that time period.  The proceeds received from this sale were used to fund the ongoing working capital requirements of the Company.  During the three months ended March 31, 2010, the Company also made the decision to discontinue the operations of Juda Construction, Ltd., Geo Methods LLC and Bio Methods LLC as an additional measure to cut costs and streamline its operations.  It has also entered into an agreement to sell approximately $0.5 million of trucks and idle rock crushing equipment through an auction in June 2010, which is expected to provide additional cash proceeds for its operations.  The proceeds from this sale will also be used to pay down the existing $1.2 million equipment term loan and reduce the future principal and interest payments.

Management believes cash balances on hand, borrowings under the line of credit agreement and cash flows from operations will be sufficient to fund the Company’s net cash requirements at least until December 31, 2010, based on several large committed jobs within the Transportation and Disposal segment which began in April and May of 2010 and are expected to continue throughout the remainder of the year.  If the Company experiences significant delays associated with these jobs or is unable to begin this work as scheduled due to unforeseen circumstances, it may need to seek additional sources of financing.  In an effort to mitigate our potential working capital deficiencies, the Company is engaged in the following additional activities:

•
The Company is currently the holder of a note receivable in the principal amount of $0.7 million as of December 31, 2009.  This note is the result of the settlement of accounts receivable litigation from July 2009 and is being repaid in eighteen monthly installments of $55,555.  The Company is seeking to obtain financing for this note receivable to the existing revolving line of credit lender in exchange for 50% of the outstanding principal balance, which would provide for approximately $0.3 million as of May 15, 2010.

•
The Company is working with the revolving line of credit lender to increase the maximum line amount from $5.0 million to $8.0 million.  The Company is also in the process of adding an additional subsidiary’s accounts receivable as collateral to this revolving line of credit, which would provided for approximately $0.4 million of additional borrowing availability.

NOTE 3 – Basis of Presentation and Summary of Significant Accounting Policies

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

These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the condensed consolidated financial statements and to make them not misleading. The interim operating results for the three months ended March 31, 2010 and March 31, 2009 are not necessarily indicative of operating results expected for the full year.  For further information refer to the Company’s consolidated financial statements and footnotes thereto as of December 31, 2009 and 2008 and for the years then ended contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Commission on April 15, 2010.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates. Critical accounting policies requiring the use of estimates are allowance for doubtful accounts, depreciation and amortization, impairment testing for intangible assets, goodwill and idle machinery, accrued disposal costs, assets and liabilities accounted for at fair value, and the valuation of stock-based compensation, the Company’s mandatorily redeemable Series B preferred stock (the “Series B Preferred Stock”), the Company’s Series C convertible preferred stock (the “Series C Preferred Stock”) and warrants to purchase common stock.

Inventories

Inventories are valued at the lower of cost or market by the weighted average cost method and are comprised of crushed rock and recycled oil, which are considered finished products.  The value of the inventories as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
Recycled oil	$240,871	$255,358
Crushed rock	264,154	137,204
Totals	$505,025	$392,562

Earnings Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and excludes any potentially dilutive securities.   Diluted EPS gives effect to all potentially dilutive securities outstanding during each period that were outstanding but does not include such securities if their effect would be anti-dilutive, in accordance with ASC 260, “Earnings Per Share” (“ASC 260”).

The Company’s computation of diluted EPS excludes 1,091,818 of common stock purchase warrants outstanding as of March 31, 2010 and March 31, 2009, since their effect was anti-dilutive.  Additionally, 105,350  and -0- shares of the Company’s Series C Preferred Stock at March 31, 2010 and March 31, 2009, respectively, were also excluded from the determination of diluted EPS as their effect was anti-dilutive.

Recently Issued Accounting Pronouncements

Fair Value.  In January 2010, the FASB updated ASC 820 to add disclosures for transfers in and out of level 1 and level 2 of the valuation hierarchy and to present separately information about purchases, sales, issuances and settlements in the reconciliation for assets and liabilities classified within level three of the valuation hierarchy. The updates to ASC 820 also clarify existing disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The updates to ASC 820 are effective for fiscal years and interim periods beginning after December 15, 2009, except for the disclosures about activity in the reconciliation of level 3 activity, which are effective for fiscal years and interim periods beginning after December 15, 2010. The updates to ASC 820 enhance disclosure requirements and will not impact the Company’s financial position, results of operations or cash flows.

Subsequent Events.  In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which was subsequently incorporated in the Subsequent Events Topic of the FASB ASC (Topic 855). The new guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The circumstances under which these events or transactions should be recognized or disclosed in financial statements were also defined.

The new guidance was effective for interim or annual reporting periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 to further amend the Subsequent Events Topic of the FASB ASC (Topic 855). ASU 2010-09 removed the requirement for an entity that is an SEC filer to disclose the date through which subsequent events have been evaluated. Although the Company has evaluated events and transactions that occurred after the balance sheet date through the issuance date of these financial statements to determine if financial statement recognition or additional disclosure is required, it has discontinued the separate evaluation date disclosure in its Notes to Condensed Consolidated Financial Statements.

Transfers of Financial Assets.  In June 2009, the FASB issued two standards changing the accounting for securitizations. SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It also changes the requirements for derecognizing financial assets, and requires additional disclosures. The Company does not currently engage in the transfer of financial assets and therefore, it does not expect the adoption of SFAS 166 to have a material impact on its condensed consolidated financial statements.  These changes have been incorporated in the Transfers and Servicing Topic of the FASB ASC (Topic 860).

Consolidation.  In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The adoption of SFAS 167 did not have a material impact on the Company’s condensed consolidated financial statements.  SFAS 167 has been included in the Consolidation Topic of the FASB ASC (Topic 810).

Revenue Recognition.  In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Arrangements” (“ASU No. 2009-13”), an update to ASC 605, “Revenue Recognition” (“ASC 605”). ASU No. 2009-13 amends ASC 605 for how to determine whether an arrangement involving multiple deliverables (i) contains more than one unit of accounting and (ii) how the arrangement consideration should be (a) measured and (b) allocated to the separate units of accounting. ASU No. 2009-13 is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2009-13 on its Consolidated Financial Statements.

The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three months ended March 31, 2010 and as of March 31, 2010, and the year ended December 31, 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s condensed consolidated financial statements at the time they are issued.

NOTE 4 –Discontinued Operations

In December 2009, the Company made a decision to discontinue the operations of New Nycon, Inc. and the Concrete Fibers segment.  Accordingly New Nycon’s financial position as of March 31, 2010 and December 31, 2009 and its results of operations for the three months ended March 31, 2010 and 2009 are presented as discontinued operations in the accompanying condensed consolidated financial statements.

During the three months ended March 31, 2010, the Company made a decision to discontinue the operations of Juda Construction, Ltd., Bio Methods LLC and Geo Methods LLC.  Juda and GeoMethods did not have significant operating activities for the year ended December 31, 2009, and during this time the Company was evaluating whether or not to continue with these operations.  As a result of ongoing operating losses during the year ending December 31, 2009 and the three months ending March 31, 2010, the Company made the decision to discontinue these operations as part of its overall efforts to reorganize its operations and reduce overhead costs.  Accordingly the financial position of these companies as of March 31, 2010 and December 31, 2009 and their results of operations for the three months ended March 31, 2010 and 2009 are presented as discontinued operations in the accompanying condensed consolidated financial statements.

In conjunction with the discontinuance of operations, the Company recognized losses of $301,134 and $221,634 for the three months ended March 31, 2010 and 2009, respectively.  The loss for the three months ended March 31, 2010, include approximately $195,000 of expense relating to the write off of goodwill resulting from the discontinuance of the operations of Bio Methods LLC and Geo Methods LLC.  The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively in the accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009.  Effective March 31, 2010, the Company completed the sale of substantially all of New Nycon’s assets and liabilities.  In conjunction with this sale, the exclusive licensing agreement for using recycled carpet waste as a substitute for new fibers was also terminated along with the contingent earn-out.  See Note 5- Sale of New Nycon Assets and Liabilities.

The assets and liabilities of the discontinued operations as of March 31, 2010 and December 31, 2009, were as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS:
Accounts receivable, less allowance for doubtful accounts	$43,405	$168,586
Inventory	—	231,036
Prepaid expenses and other current assets	1,136	14,942
Property, plant and equipment, net of accumulated depreciation	140,436	250,374
Intangible assets	—	718,655
Assets of Discontinued Operations	$184,977	$1,383,593
Liabilities:
Accounts payable	$44,218	$152,124
Accrued expenses and other liabilities	21,185	59,142
Notes payable	28,690	31,572
Contingent consideration	—	607,756
Liabilities of Discontinued Operations	$94,093	$850,594

The results of discontinued operations for the three months ended March 31, 2010 and 2009 are as follows:

	For the Three Months Ended March 31,
(Unaudited)	2010	2009
Revenue	$368,803	$425,164
Costs of Revenues	310,949	398,275
Gross profits	$57,854	$26,889

Operating expenses	358,988	247,042
Loss from operations	(301,134)	(220,153)

Other income	—	(1,481)
Loss from Discontinued Operations	$(301,134)	$(221,634)

NOTE 5 - Sale of New Nycon Assets and Liabilities

On March 31, 2010, the Company and New Nycon completed the sale of substantially all of the assets and liabilities of New Nycon in exchange for $217,282 in cash received at closing, with an additional $50,000 in cash to be paid 90 days subsequent to the closing date.  The additional $50,000 payment is subject to reduction for accounts receivable not collected during that time period.

The Company and New Nycon agreed to indemnify and hold the buyer harmless from and against certain liabilities and claims arising out of the operation of the former New Nycon business and under the Asset Purchase Agreement.  The indemnification obligation of the Company and New Nycon is limited to a cap of $300,000 and subject to a $10,000 deductible.   Also, the Company and New Nycon entered into separate non-compete agreements with the buyer, pursuant to which they agreed not to compete with the buyer with respect to the sold business or solicit its employees or customers until the first to occur of six years after the closing date or the discontinuance of the acquired business.

In connection with this sale, New Nycon and the licensor of a patent associated with the sold business agreed to terminate and extinguish for no additional fee an exclusive License Agreement.  Under the License Agreement, 15,000 shares of the Company’s common stock had been paid to the Licensor and held in escrow pending the satisfaction by New Nycon of certain financial objectives.  As a result of entering into the Termination Agreement, all such shares were deemed forfeited as of March 31, 2010 as the financial objectives were not satisfied prior to the termination of the License Agreement.

Pursuant to the Asset Purchase Agreement, the Company retained certain assets and liabilities including accounts receivable aged over 90 days from invoice date, certain fixed assets and approximately $36,000 of accounts payable and accrued liabilities.  These assets and liabilities are classified as Assets and Liabilities from Discontinued Operations in the condensed consolidated financial statements as of March 31, 2010.  As a result of the sale transaction, the Company recognized a gain of $0.1 million during the quarter ended March 31, 2010.

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

Credit risk with respects to accounts receivable was concentrated with four customers at March 31, 2010.   These customers accounted for approximately $1,821,363 (25%) of the accounts receivable at March 31, 2010. The Company performs ongoing credit evaluations of its customers’ financial condition and if necessary would require collateral to mitigate its credit risk. Five customers accounted for $2,314,490 (33%) of the Company’s revenue during the three months ended March 31, 2010.  These revenues were reported as components of the Treatment and Recycling and Transportation and Disposal segment revenues.   During the three months ended March 31, 2010, no single customer accounted for 10% or greater of the Company’s consolidated revenues.

Two customers accounted for $3,559,156 (30%) of its revenue during the three months ended March 31, 2009.  These revenues were reported as a component of the Treatment and Recycling segment revenues. The deterioration of the financial condition of one or more of its major customers could adversely impact the Company’s operations.

NOTE 7 - Intangible Assets

Below is a summary of intangible assets at March 31, 2010 and December 31, 2009:

	Balance as of March 31, 2010 (Unaudited)			Balance as of December 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite Lives:
Customer lists	$1,417,552	$(597,877)	$819,675	$1,417,552	$(562,438)	$855,114
Other intangible assets	1,283,001	(548,181)	734,820	1,283,001	(490,924)	792,077
	2,700,553	(1,146,058)	1,554,495	2,700,553	(1,053,362)	1,647,191
Indefinite Lives:
Permits	2,200,000	—	2,200,000	2,200,000	—	2,200,000

Total	$4,900,553	$(1,146,058)	$3,754,495	$4,900,553	$(1,053,362)	$3,847,191

Amortization expense of intangible assets was $92,695 and $92,695 for the three months ended March 31, 2010 and 2009, respectively.

Expected future amortization expense for amortizable intangible assets with finite lives is as follows for periods subsequent to March 31, 2010:

Twelve months ending March 31,
2011	$370,781
2012	370,781
2013	303,361
2014	169,330
2015	169,330
Thereafter	170,912
$1,554,495

NOTE 8- Line of Credit

On February 11, 2010, the Company refinanced its existing revolving line of credit, having an outstanding balance of $1,884,529 at December 31, 2009, with a new lender in order to provide additional availability to fund the growth of its accounts receivable.  The new commercial financing agreement provides a line of credit in a principal amount of up to the lesser of (i) $5.0 million, or (ii) 85% of all eligible accounts receivable (as defined under the agreement) that have not been paid.  The lender also has the right to reduce the 85% advance percentage with respect to a particular account in its reasonable discretion.  Eligible accounts receivable will also be reduced by, among other things, (i) the amount of any account that at the time exceeds 20% of all accounts receivable, but only to the extent of such excess, and (ii) the amount of any account that is the subject to a claim or disagreement by a customer against the Company or its subsidiaries.  This new commercial financing agreement expires on July 31, 2010, and will be automatically renewed for successive six-month periods unless the Company delivers written notice of cancellation to the lender not earlier than 90 days and not later than 30 days prior to the expiration date of the initial term or any succeeding renewal term.

The Company is required to pay the lender an invoice service fee equal to 0.95% charged monthly on the daily outstanding principal balance under the line of credit.  Interest is charged by the lender on the daily outstanding principal balance of the line of credit at the prime rate plus 2.5% on an annualized basis charged daily, collected at the end of each month.  The prime rate is the greater of the prime rate as published in the Wall Street Journal as the “Prime Rate” (equal to the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks) or 5% per year (5% as of March 31, 2010).  The Company incurred an origination fee of 0.5% of the maximum line of credit amount, or $25,000 and was also required to pay the lender’s legal fees and expenses and other customary closing costs in connection with the revolving line of credit agreement.  As of March 31, 2010, the Company was in compliance with all of the terms of this line of credit.

At March 31, 2010, the Company had a balance of $3,162,863 outstanding under this revolving line of credit bearing interest at 7.5%, plus the 0.95% monthly service fee calculated on the outstanding loan balance, which is classified as interest expense in the Company’s condensed consolidated statement of operations.

On November 30, 2009, the Company agreed with the holder of the Series B preferred stock that in lieu of making the coupon payments otherwise due on September 30, 2009 and December 31, 2009, it would instead pay the holder of the Series B preferred stock the coupon payment, plus 14% interest thereon, either:

a)	on March 15, 2010; or
b)
on the date upon which the Company either i) refinanced its outstanding obligations under its former revolving line of credit with an alternative lender or ii) renews such obligations for an extended maturity date.

Upon refinancing the revolving line of credit on February 11, 2010, the Company was not able to make the coupon payments otherwise due per the agreement terms above.  On March 26, 2010, the Company obtained a forbearance from the holder of the Series B Preferred Stock agreeing to delay until June 15, 2010 the Company’s obligation to make the September 30, 2009, December 31, 2009 and March 31, 2010 dividend payments plus 14% accrued interest.

NOTE 9- Long-Term Debt and Notes Payable

At March 31, 2010 and December 31, 2009, long-term debt consisted of the following:

	March 31,	December 31
	2010	2009
	(Unaudited)
PE Recycling term loan	$7,071,721	$7,145,285
Equipment term loan	1,205,396	1,205,396
Various equipment notes payable	272,979	283,826
Total	8,550,096	8,634,507
Less current portion	(1,841,048)	(1,445,576)
Long-term portion	$6,709,048	$7,188,931

Future maturities of long-term debt at March 31, 2010 are as follows:

Twelve months ending March 31,
2011	$1,841,048
2012	1,751,376
2013	1,243,843
2014	1,237,590
2015	1,314,520
Thereafter	1,161,718
$8,550,095

NOTE 10 - Officer Loans and Related Party Transactions

At March 31, 2010 and December 31, 2009, the Company had a note payable to Gregory Call (“Call”), a former officer of PE Recycling in the amount of $1,011,348.  Call was a former owner of PE Recycling prior to the acquisition on March 30, 2007.  The note payable bears interest at 6.77% per annum and was subject to repayment, including accrued interest, based upon the following schedule:

Twelve Months Ending December 31,
2009	333,000
2010	678,348
$1,011,348

Under the stock purchase agreement, the Company was to repay $333,000 of the principal on December 31, 2009, with the remainder of principal and all accrued but unpaid interest due and payable on December 31, 2010, subject to approval by its lender.  On June 17, 2009, the Company issued a notice of setoff to Call notifying him of the Company’s intent to set-off post-closing claims in the amount of $1,144,984 against this note payable and shares of Pure Earth common stock that may otherwise be due to him as permitted under the stock purchase agreement.  Effective on June 27, 2009, the Company offset the amounts due to Call under this note payable against the post-closing claims.  Call has denied the validity of these post-closing claims.  In September 2009, the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Call, alleging unspecified damages resulting from the former owner’s alleged breach of contract, and seeking from the Court a declaratory judgment as to the Company’s right of setoff as to these post-closing claims (see Note 15).   The ultimate outcome of this litigation and these post-closing claims remains uncertain, and therefore the note payable will remain outstanding on the Company’s consolidated financial statements until either a settlement with Call is reached or the Company is legally released from this obligation.

As of March 31, 2010 and December 31, 2009, the Company had approximately $108,000 and $118,000 in due from affiliates, respectively, which consists of amounts due to PE Recycling from a joint venture, Advanced Catalyst Recycling LLC (“ACR”), in which it owns a non-controlling 50% interest.  The balances principally reflect the value of goods and services performed and provided by PE Recycling to the joint venture, for which PE Recycling has not yet been compensated.

NOTE 11 – Fair Value Measurements

The Company uses a derivative financial instrument in the form of an interest-rate swap to manage its exposure to the effects of changes in market interest rates as they relate to the Susquehanna term loan which has an adjustable rate of interest based upon the LIBOR.  The Company entered into an interest-rate swap under which it pays a fixed annual rate of interest of 6.10% and receive payments from the counterparty based upon the substantially the same LIBOR terms as the Susquehanna term loan, thereby converting our adjustable rate payments into a fixed rate instrument.

The outstanding derivative is recorded on the consolidated balance sheets at its fair value as a liability at March 31, 2010 and December 31, 2009. Because the Company’s derivative is not listed on an exchange, the Company values this instrument using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data.  The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.

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

Assets and liabilities measured at fair value on a recurring basis or elected to be measured at fair value include the following as of March 31, 2010:

	Fair Value Measurements Using:			Assets / Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets:
	—	—	—	—
Liabilities:
Interest-rate swaps	$—	$326,754	$—	$326,754
Susquehanna term loan	—	—	6,744,967	6,744,967

During the three months ended March 31, 2010, the Company recorded a loss of $52,002 as a result of changes in the fair value its outstanding interest-rate swap, and a gain of $44,595 as a result of changes in the fair value of the Susquehanna term loan.  These gains and losses were recorded as components of other income within the condensed Consolidated Statement of Operations.

NOTE 12 – Income Taxes

For the three months ended March 31, 2010, the Company recognized an income tax benefit of $537,982, based upon an effective tax rate of approximately 20%. The Company’s net deferred income tax liabilities decreased by $0.5 million from December 31, 2009 to March 31, 2010 as a result of the additional net operating losses, which will offset these future income tax liabilities. For the three months ended March 31, 2009 the Company recognized an income tax benefit of $656,043 based upon an effective tax rate of approximately 45%.  The decrease in the Company’s effective tax rate from 45% for the three months ending March 31, 2009 to 20% for the three months ending March 31, 2010, is primarily the result of an increase of approximately $320,000 to the Company’s valuation allowance against certain portions of its net operating loss carryforwards because it is more likely than not that a portion of the net operating loss carryforwards will not be realized and a decrease in the Company’s estimated pre-tax accounting income for the annual reporting periods.

NOTE 13- Stockholders’ Equity

Common Stock

During the three months ended March 31, 2010, the Company issued 12,500 shares of common stock valued at $0.50 per share to an employee under the 2007 Stock Incentive Plan.

NOTE 14 - Commitments and Contingencies

Leases
The Company leases facilities, vehicles, and operating equipment under certain non-cancelable operating leases that expire beginning in April 2010 through December 2013.

Minimum future lease payments are as follows:

Twelve months ending March 31,
2011	$989,028
2012	464,788
2013	391,487
2014	356,416
$2,201,719

The Company incurred rent expense of approximately $313,751 and $383,000 for the three months ended March 31, 2010 and 2009, respectively.

Employment Agreements

The Company has entered into employment agreements with several of its key executives, officers, and employees, as well as consulting agreements with third parties.  These agreements provide for approximately $1.2 million in aggregate annual compensation and various additional bonuses based upon specific criteria payable in both cash and shares of common stock. The term of the employment agreements vary depending on the individual, the longest of which expire in June of 2013.  These agreements include employment contracts with the Company’s chief executive officer and chief financial officer for five-year terms, which were entered into on June 1, 2008. Effective June 1, 2009, our executive officers and other employees subject to employment agreements agreed to voluntarily reduce their salaries in an effort to reduce the Company’s operating expenses. These reductions were to be in effect for 90 days after which time the executive officers and the Company will review the Company’s operating results to determine whether the salary reductions will continue beyond the 90 day period. As of March 31, 2010, these salary reductions remained in effect for the Company’s executive officers.  All other terms and conditions in the executive officers’ and other employees’ employment contracts remain in effect. Payments under certain of these employment agreements are subject to acceleration clauses and termination provisions in the event of a change in control of the Company or termination without cause as defined by the agreements.

Remaining minimum future payments to key executives, officers, and employees are as follows:

Twelve Months Ending March 31,
2011	$1,233,099
2012	571,696
2013	564,866
2014	142,918
Total	$2,512,579

NOTE 15 - Litigation

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

On April 26, 2010, the court ruled in favor of the Defendant, dismissing all claims against the Company and the Soil Disposal sales representatives.  The court also stated that the action against Pure Earth, the Soil Disposal sales representatives and Pure Earth’s chief financial officer appeared to be “an attempt to utilize the costs of litigation as a tool to retaliate against its former employees and stifle competition.”  The court further dismissed all but two of the Plaintiff’s claims against the Company’s chief financial officer, and permitted such remaining two claims to proceed only on the condition that Plaintiff agree in writing within 30 days of the court’s order to bear the costs of discovery and pay the Company’s chief financial officer’s attorney fees and costs if further discovery does not turn up evidence of a violation.  On May 3, 2010, the Plaintiffs filed a motion to appeal this decision. On May 10, 2010, the judge further ordered a special referee clerk to set an inquest date for the earliest possible date (currently set for June 8, 2010) to determine the unpaid commissions due to the Soil Disposal sales representatives from the Plaintiff, which will include double damages and reimbursement of attorney’s fees, court costs and disbursements.  The Company and the other Defendants will continue to deny liability and will continue to defend all claims vigorously.

PE Recycling Litigation

In September 2009, Pure Earth filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Gregory Call, a former owner of PE Recycling, claiming that Call breached the terms of a stock purchase agreement by which Pure Earth acquired PE Recycling. Under the terms of the stock purchase agreement, Call is legally obligated to indemnify and hold harmless Pure Earth from and against all liabilities, losses, damages, costs and expenses arising from Call’s breach of any representation or warranty in the stock purchase agreement. Pure Earth has alleged that Call has breached numerous representations and warranties in the stock purchase agreement and thereby has triggered Call’s obligation to indemnify Pure Earth, which Call has disputed. In the complaint, Pure Earth alleges that the Call’s failure to indemnify Pure Earth has breached the terms of the stock purchase agreement. Pure Earth seeks from the Court post closure claims in excess of $4.0 million (as well as attorney’s fees and expenses) and a declaratory judgment as to Pure Earth’s right to set off its damages under the stock purchase agreement against any amounts the Company may owe Call thereunder.

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

On February 12, 2010, Call commenced an action against PE Recycling, the Company’s chief executive officer, and the Company’s chief financial officer in the Superior Court of New Jersey in Cumberland County. Call alleges the Company’s chief executive officer and chief financial officer made material misrepresentations and omissions to induce him to enter into an employment agreement on March 30, 2007, and that the employment agreement was breached when he was terminated in July 2009. Call also asserts a claim under the New Jersey Conscientious Employee Protection Act, alleging that he was terminated in retaliation for disclosing to a governmental agency alleged acts of his employer that he reasonably believed violated the law. Call also seeks a declaratory judgment that the non-compete provisions contained in the employment agreement are void. PE Recycling and the Company’s chief executive officer and chief financial officer have responded to this complaint denying any liability to Call and the Company believes that his claims are without merit and will seek to vigorously contest these claims.

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

Environmental Matters

On September 28, 2007, the EPA brought an administrative complaint against PE Recycling, alleging that it failed to submit a response plan under the Clean Water Act with respect to its facility in Millville, New Jersey. The complaint proposes to assess a civil penalty in the amount of $103,000. On or about December 11, 2009, PE Recycling submitted a detailed technical response to the EPA summarizing the reasons why it is not subject to the facility response plan requirements. That submission is under review by the EPA, which has advised PE Recycling that no further action is required until the EPA completes its review. PE Recycling intends to vigorously defend this matter, as the technical review confirms that it has not been and is not now subject to the facility response plan requirements.  Any potential penalties arising from this matter have been included in the post-closure claims against Call.

In October 2007, PE Recycling received a notice of violation from the EPA under RCRA, asserting that its facility, since at least 2003, has been improperly processing used oil, alleged to be a hazardous waste, for distribution into commerce. The EPA has alleged that PE Recycling over a three year period from 2006 to 2009 processed and sold at least 2 million gallons of used oil for fuel that should have been processed as a hazardous waste. The Company believes that the quantity of oil subject to these allegations is approximately 200,000 gallons.  The EPA has requested under RCRA specific information with regard to this notice of violation. PE Recycling has been cooperating with the EPA’s information requests, following Call’s termination in July 2009. The Company believes that it can assert valid defenses to the EPA’s allegations; however, in an effort to resolve this matter amicably, in August 2009 the Company initiated settlement discussions with the EPA. The EPA responded that it would need to receive additional information from the Company before it could properly consider a settlement offer. To support the settlement efforts, the Company intends to comply with the EPA’s requests for information. However, should these settlement efforts be unsuccessful, the Company intends to contest the EPA’s allegations in the notice of violation vigorously.  Any potential penalties arising from this matter have been included in the post-closure claims against Call.

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

NOTE 16 - Segment Reporting

The Company and management have organized its operations into the four reportable business segments for the three months ended March 31, 2010 and 2009: Transportation and Disposal, Materials, Environmental Services and Treatment and Recycling. The operating results of the Concrete Fibers segment have been presented as discontinued operations as of and for the years ended December 31, 2009 and 2008 (Note 3- Discontinued Operations).  Certain income and expenses not allocated to the four reportable segments and intersegment eliminations are reported under the heading “Corporate and Other”.  The performance of the segments is evaluated on several factors, of which the primary financial measure is net income before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”).

Summarized financial information concerning the Company’s reportable segments as of and for the years ended March 31, 2010 and 2009 is shown in the following tables:

Three Months Ended March 31, 2010	Transportation and Disposal	Materials	Environmental Services	Treatment and Recycling	Corporate and Other (a), (b)	Total (d)
Third Party Revenues	$3,499,784	$471,741	$23,377	$3,022,824	$—	$7,017,726
Intercompany Revenues (b)	4,284	75,668	—	297,479	(377,431)	-
Total Revenues	3,504,068	547,409	23,377	3,320,303	(377,431)	7,017,726

Third Party Cost of Revenues	2,822,129	583,976	43,627	3,557,558	—	7,007,291

Intercompany Cost of Revenues	200,810	—	—	176,621	(377,431)	-

Total Cost of Revenues	3,022,939	583,976	43,627	3,734,179	(377,431)	7,007,291
Gross Profit Margin	481,129	(36,567)	(20,250)	(413,876)	—	10,435

Operating Expenses	710,077	148,651	50,111	685,445	688,937	2,283,221
Loss from Operations	$(228,948)	$(185,218)	$(70,361)	$(1,099,321)	$(688,937)	$(2,272,786)

Adjusted EBITDA	$(133,199)	$(139,883)	$(67,530)	$(541,522)	$(579,493)	$(1,461,627)

Reconciliation to Consolidated Statement of Operations:
Depreciation and Amortization (c)	95,749	45,335	2,831	575,284	11,017	730,216

Interest Expense	-	-	0	122,650	522,404	645,054
Loss before Provision for Income Taxes	(228,948)	(185,218)	(70,361)	(1,239,456)	(1,112,914)	(2,836,897)
Capital Expenditures (e)	$-	$—	$—	$—	$—	$-
Total Assets (f)	$7,100,677	$1,091,126	$1,040,981	$23,434,191	$1,665,601	$34,332,576

Three Months Ended March 31, 2009	Transportation and Disposal	Materials	Environmental Services	Treatment and Recycling	Corporate and Other (a), (b)	Total (d)
Third Party Revenues	$4,450,679	$605,918	$219,384	$6,366,000	$—	$11,641,981
Intercompany Revenues (b)	—	204,579	—	263,294	(467,873)	-
Total Revenues	4,450,679	810,497	219,384	6,629,294	(467,873)	11,641,981

Third Party Cost of Revenues	3,159,085	672,469	174,790	5,386,440	—	9,392,783

Intercompany Cost of Revenues	466,742	—	1,131	—	(467,873)	-

Total Cost of Revenues	3,625,827	672,469	175,921	5,386,440	(467,873)	9,392,783
Gross Profit Margin	824,852	138,028	43,462	1,242,854	—	2,249,198

Operating Expenses	724,205	113,968	116,304	982,850	866,279	2,803,606
Income (Loss) from Operations	$100,647	$24,060	$(75,842)	$260,004	$(866,279)	$(554,408)

Adjusted EBITDA	$196,396	$67,723	$(68,387)	$585,017	$(854,630)	$(73,881)

Reconciliation to Consolidated Statement of Operations:

Depreciation and Amortization (c)	95,749	43,663	4,455	444,862	11,648	600,378

Interest Expense (Income)	-	-	—	137,590	430,898	568,489
Income (Loss) before Provision for Income Taxes	100,647	24,060	(72,842)	2,565	(1,297,177)	(1,242,747)

Capital Expenditures (e)	$-	$22,891	$-	$-	$-	$22,891
Total Assets	$8,783,393	$1,461,406	$1,254,327	$27,034,343	$2,407,631	$40,941,100

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
(d)
The “Total Assets” above reflects the elimination of $7,152,529 and $5,029,775 of the Company’s investment in subsidiaries and intersegment receivables as of March 31, 2010 and March 31, 2009, respectively.

(e)
Includes non-cash items and assets acquired through acquisition.  Capital expenditures are reported in the Company’s operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

(f)	Excludes assets from discontinued operations.

For the three months ended March 31, 2010, the Company derived approximately $0.1 million of its revenues from customers located outside of the United States, which was reflected as a component of discontinued operations.  For the three months ended March 31, 2009, the Company derived all of its revenues from customers located in the United States.  In addition at March 31, 2010 and December 31, 2009, all of the Company’s operations and long-lived assets were located in the United States.

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

Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to:

•	industry competition, conditions, performance and consolidation;

•	our ability to grow our business through the formation and acquisition of complementary businesses;

•	our ability to integrate the companies, assets and operations we have previously acquired;

•	our ability to raise capital as needed to support our operations;

•	our ability to satisfactorily manage our liquidity and working capital position;

•	our ability to retain existing customers and job contracts, and obtain new customers and job contracts;

•	legislative and regulatory developments;

•	weather conditions, including extremely harsh weather or natural disasters which may cause us to temporarily cease some or all of operations;

•	the effects of adverse general economic conditions, both within the United States and globally; and

•
other factors described in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on April 15, 2010, in this Quarterly Report on Form 10-Q, or in our other filings made with the SEC.

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

Prior to December 2009, we also maintained a Concrete Fibers operating segment.  The Concrete Fibers business was acquired on April 1, 2008 and served to recycle used carpet fibers into environmentally sustainable, or “green,” fiber material used to reinforce concrete.  In this segment, we also repackaged and distributed various other fibers as additives to concrete products.  In December 2009, we decided to seek a buyer for this business segment.  For this reason, the operating results and assets and liabilities previously presented within this segment have been reclassified as discontinued operations in our unaudited financial statements as of and for the three months March 31, 2010 and 2009.  We sold substantially all of the assets of our Concrete Fibers operating segment on March 31, 2010.  See “Results of Operations – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 – Discontinued Operations.”

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

•
Environmental Services – We generate revenues from fees charged for our environmental consulting and related specialty services.  We acquired our first Brownfield site in January 2008 and are working through the permitting process that is required in order to cap this property with soils from our Transportation and Disposal segment.  We estimate that we will begin generating revenues from our Brownfield operations in the fourth quarter of 2010.

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

Overall, we generally enter into customer and materials contracts on a purchase order or similar basis.  These purchase orders may generally be canceled by the customer or us at any time and for any reason.  Furthermore, our customers have the ability to change the scope of work to be performed or payment to be received under these contracts at any time.  We do not generally enter into long-term supply or service contracts or arrangements with our customers.  As a result, our revenues tend to be less regular than if we provided services or materials under long-term or requirements contracts, and thus the recognition of our revenues under pending work orders may be more uncertain and our recognized revenues may fluctuate significantly from period to period and between the same periods in different fiscal years.  Thus, it may be hard for an investor to project our results of operations for any given future period.

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

We are also focusing on integrating a wide array of related environmental services operations into a single platform to offer our customers a single source for customizable transportation, disposal and treatment and recycling services, all at a lower cost.  Our Materials segment also produces beneficially reused construction materials at a significant discount to the cost of original materials, which supports sales to construction sites as well as our internal needs for Brownfield redevelopment.  Our services integration strategy is being developed for us to capitalize on the Brownfield redevelopment industry through the management of a diverse range of contaminated materials and environmental services which we believe will allows us to seek Brownfield sites for efficient and cost-sensitive development of these properties.  In addition, we have also identified a process of recycling of waste that had originally been destined for landfills to be treated and transformed into a reusable, alternative fuel that can be sold back to various industries. A specific and targeted application can be used with cement kilns. This process has been successfully developed and utilized in Europe and we believe it can successfully bring this process to the US markets. We currently have one facility under agreement to begin installation of this process in 2010.  Our business strategy to recycle high BTU waste streams into alternative fuels is driven by our efforts to provide lower cost recycling outlets and “green” recycling alternatives to customers seeking price differentiation or demanding 100% recycling of their waste products, as well as by the significantly higher cost of fossil fuels.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses.  We make these estimates and assumptions because certain information that we use is dependent upon future events, cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies.  In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment.  Actual results could differ from the estimates and assumptions that we use in the preparation of our consolidated and condensed consolidated financial statements.  There have not been any significant changes to our critical accounting policies discussed under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 15, 2010.

Results of Operations – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	For the Three Months Ended March 31,
(in thousands, except share and per share data)	2010	2009
Revenues	$7,018	$11,642
Cost of revenues	7,008	9,393
Gross profit	10	2,249
Operating expenses:
Salaries and related expenses	879	1,343
Occupancy and other office expenses	172	236
Professional fees	617	535
Other operating expenses	242	332
Insurance	259	241
Depreciation and amortization	114	117
Total operating expenses	2,283	2,804
Loss from continuing operations	(2,273)	(555)
Interest expense, net	(645)	(568)
Loss from equity investment	(10)	(104)
Other income (expense)	91	(16)
Loss from continuing operations before benefit from income taxes	(2,837)	(1,243)
Benefit from income taxes	(538)	(656)
Net loss from continuing operations	(2,299)	(587)
Discontinued operations:
Loss from discontinued operations	(301)	(222)
Benefit from income taxes	—	—
Net loss from discontinued operations	(301)	(222)
Gain on sale of assets and liabilities from discontinued operations	98	—
Total loss from discontinued operations	(203)	(222)

Net loss	(2,502)	(808)
Less Series C preferred stock dividends	26	—
Net loss available for common stockholders	$(2,528)	$(808)
Net loss per share from continuing operations (basic and diluted)	$(0.13)	$(0.04)
Net loss per share from discontinued operations (basic and diluted)	$(0.02)	$(0.01)
Net loss per share from sale of discontinued operations (basic and diluted)	$0.01	$0.00
Total loss per share from discontinued operations (basic and diluted	$(0.01)	$0.00
Net loss per share	$(0.14)	$(0.05)
Weighted average shares of common stock outstanding during the period (basic and diluted)	17,582,899	17,223,021
Loss from continuing operations before interest, taxes, depreciation, and amortization (EBITDA)	$(1,462)	$(75)

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

The following table presents a reconciliation of net loss, which is our most directly comparable GAAP operating performance measure, to EBITDA for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31,
	2010	2009
(in thousands)	(unaudited)	(unaudited)
EBITDA	$(1,462)	$(75)
Depreciation and amortization, including $616 and $483 of depreciation and amortization classified as a component of cost of revenues	730	600
Interest expense, net	645	568
Benefit from income taxes	(538)	(656)
Net loss from continuing operations	$(2,299)	$(587)

Revenues

The following table sets forth information regarding our revenues, excluding intercompany revenues, by segment for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
(unaudited) (dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues
Transportation and Disposal	$3,500	50%	$4,451	38%
Treatment and Recycling	3,023	43%	6,366	55%
Environmental Services	23	0%	219	2%
Materials	472	7%	606	5%
Total	$7,018	100%	$11,642	100%

Revenues decreased by $4.6 million, or 40%, from $11.6 million for the three months ended March 31, 2009 to $7.0 million for the three months ended March 31, 2010.  The revenue decrease in the first quarter of 2010 is primarily attributable to a $3.3 million decrease in revenues from the Treatment and Recycling segment and a decrease of $1.0 million in revenues from the Transportation and Disposal segment, which were negatively impacted by the severe weather conditions and record snowfalls in the northeastern United States during the three months ending March 31, 2010.  Revenue for the Environmental Services and Materials segments decreased by $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2010 as compared to the year-prior period.

Revenues from our Transportation and Disposal segment decreased by $1.0 million, or 21%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  Revenues in both periods were driven largely by the demand for our Transportation and Disposal services in the New York metropolitan area.  We derived 27% and 35% of our Transportation and Disposal revenues for the three months ended March 31, 2010 and 2009, from five large customers during each period.  Revenues from the Transportation and Disposal segment are highly dependent upon the market for construction and rehabilitation projects in the New York City metropolitan area, which experienced a significant downturn during 2009, and continued into 2010 due to uncertain market and economic conditions.  The decrease in revenues was also attributable to several large construction and rehabilitation projects being delayed or put on hold as a result of the severe weather conditions experienced in the northeastern United States.  Based upon our current existing backlog for 2010 and continued bidding in the marketplace, we believe that in 2010 the Transportation and Disposal segment will begin to recover from the downturn and revenues will start returning to historical sales levels experienced during 2007 and the first half of 2008.

Revenues from the Treatment and Recycling segment for the three months ended March 31, 2010, decreased by $3.3 million, or 53%, as compared to the three months ended March 31, 2009. The decrease in revenues is largely attributable to a decrease in the volume of incoming clean and contaminated soils for processing in 2010 resulting from the lack of marketplace activity for projects of this nature. The lower revenues during the three months ending March 31, 2010 can also be attributed to the severe winter weather conditions which resulted in delays in our customers moving material into our facility. The revenues for the three months ended March 31, 2010 reflect an extremely competitive market in which we are competing with other recycling and disposal service companies for fewer overall jobs, causing lower pricing on a per ton basis. We also had a large hazardous waste job in the first quarter of 2009, which revenues did not recur during the first quarter of 2010. Our Treatment and Recycling revenues for the three months ended March 31, 2009, also include approximately $0.7 million in revenues from PE Energy for brokering the disposal of various alternative waste streams, which we have continued to grow since beginning its operations in the fourth quarter of 2008.

Revenues from the Environmental Services segment decreased by $0.2 million, or 89%, from $0.2 million for the three months ended March 31, 2009 to approximately $23,000 for the three months ended March 31, 2010. The decrease in revenues during the first quarter of 2010 is due in part to the discontinuation of our medical waste disposal and environmental well drilling businesses. We have also reduced the amount of environmental consulting projects that we are currently undertaking in an effort to focus on our other larger business segments. We continue to work on the permitting, site analysis and testing required to begin accepting material into our Brownfield site in Connecticut. We anticipate that this site will begin generating revenues in the fourth quarter of 2010.

Revenues from the Materials segment decreased by approximately $0.1 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The Materials segment results overall were negatively impacted during the first quarter of 2010 by the poor weather conditions and extraordinary snowfalls which delayed certain projects.

The table above does not reflect intercompany revenues of approximately $0.4 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively, which revenues were eliminated from our condensed consolidated statements of operations. Our intercompany revenues largely reflect our use of Transportation and Disposal services internally for our Materials processing activities and the shipment of wastes to our Treatment and Recycling segment facilities. We generally reflect these services at their current market value when rendered. An important part of the strategic alignment of our segments is the synergies and cost savings that these segments can provide to each other, which benefits us as a whole.

Cost of Revenues

The following table sets forth information regarding our cost of revenues, excluding intercompany costs, by segment for the three months ended March 31, 2010 and 2009.

	Cost of Revenues – By Segment
	Three Months Ended March 31,
	2010		2009
(unaudited) (dollars in thousands)	Amount	% of Revenues	Amount	% of Revenues
Transportation and Disposal	$2,822	40%	$3,159	27%
Treatment and Recycling	3,558	51%	5,386	46%
Environmental Services	44	1%	176	2%
Materials	584	8%	672	6%
Total	$7,008	99%	$9,393	81%

Cost of revenues decreased by approximately $2.4 million, from $9.4 million for the three months ended March 31, 2009 to $7.0 million for the three months ended March 31, 2010. This decrease results primarily from a decrease in the total volume of sales from the Transportation and Disposal and Treatment and Recycling segments. Our overall cost of revenues as a percentage of sales increased from 81% for the three months ended March 31, 2009, to 100% for the three months ended March 31, 2010, which is reflective of increased competition in the marketplace for less overall volume of business, as well as our fixed costs from our facilities within the Treatment and Recycling and Materials segments representing a larger overall portion of the costs of revenues. Our gross profit margin for the Transportation and Disposal segment and the Treatment and Recycling segment decreased by 48% and 155%, respectively, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease is primarily attributable to an overall lack of large construction projects in the New York metropolitan area, which have historically provided for higher margins as compared to smaller projects, as well as downward pricing pressure resulting from increased competition from competitors.

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

For 2010, we expect to operate at gross margins ranging from 12% to 15% on a consolidated basis. This anticipated increase from the year ended December 31, 2009 is due in large part to several large Transportation and Disposal jobs which we expect to provide increased gross margins and the treatment of higher priced materials within the Treatment and Recycling segment coupled with decreased operating costs. These estimates are based on our current expectation of costs of labor and transportation costs. Our ability to achieve our estimated gross margins in future periods may be impacted by, among other things, the overall economic conditions, fuel prices that rise faster than anticipated, increases in disposal costs arising from a reduction in the disposal facilities’ capacity or additional restrictions that may be placed on the types or amounts of waste they may be able to accept, and our ability to successfully implement initiatives to reduce operating expenses.

Operating Expenses

Our operating expenses include:

•	salaries and related expenses (other than direct labor costs and union benefits described above);

•	occupancy and other office expenses;

•	professional fees;

•	insurance;

•	other miscellaneous operating expenses.

•	depreciation and amortization (other than amounts included as a component of cost of revenues as described above);

The following table summarizes the primary components of our operating expenses for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Period to Period Change
(unaudited) (dollars in thousands)	2010	2009	Amount	Percentage
Salaries and related expenses	$879	$1,343	$(464)	(35)%
Occupancy and other office expenses	172	236	(64)	(27)%
Professional fees	617	535	82	15%
Other operating expenses	242	332	(90)	(27)%
Insurance	259	241	18	7%
Depreciation and amortization	114	117	(3)	(3)%
Total operating expenses	$2,283	$2,804	$(521)	(19)%

Salaries and related expenses represented approximately 40% of our total operating expenses for the three months ended March 31, 2010 and were driven primarily by our overall headcount and compensation structure. Our costs associated with salaries and related expenses decreased from period to period by $0.5 million, or 35%, which is due to reductions in headcount which took place during 2009 and voluntary reductions in management’s salaries which went into effect on June 1, 2009.

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

Occupancy and other office expenses represent our costs associated with the rental of our office space and other facilities, temporary labor, dues and subscriptions, postage and other office expenses. Rent includes the cost of leasing our principal executive offices in Trevose, Pennsylvania and additional properties and facilities in New York, New Jersey, and Connecticut to support our operations. Occupancy and other office expenses decreased by $64,000, or 27%, from the three months ended March 31, 2009 as compared to the three months ended March 31, 2010, which is primarily attributable to the consolidation of the Bronx, New York office into the Lyndhurst site, and the implementation of cost cutting initiatives and lower office expenses at Corporate and PE Recycling.

For the three months ended March 31, 2010 and 2009, our professional fees consisted primarily of:

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

Our professional fees increased by $82,000, or 15%, for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009, which is result of additional legal fees relating to ongoing litigation for the Pure Earth Recycling litigation and other outstanding litigation issues.  For the remainder of 2010, we anticipate that our legal, auditing, accounting and other professional fees will increase as compared to 2009, as a result of additional costs relating to these outstanding lawsuits and litigation. We expect to incur additional accounting and professional fees in order to comply with the Sarbanes-Oxley Act of 2002, or SOX, which will require our auditors to issue an audit report on our assessment of our internal control over financial reporting beginning with our fiscal year ending December 31, 2010. As we continue to grow, whether through internal growth or by acquisition, the amount of legal and other professional fees for any future transaction will increase as a result of our status as an SEC reporting company subject to SOX.

We maintain various policies for workers’ compensation, health, disability, umbrella, pollution, product liability, general commercial liability, title and director’s and officer’s liability insurance. Our insurance costs increased by approximately $18,000, or 7%, for the three months ended March 31, 2010 as compared to the corresponding period in 2009, primarily as a result of increased policy premiums due to accidents and claims from prior years. We renegotiated our insurance coverage company-wide in February of 2010, which we expect will result in a slight increase in our future insurance premiums over the next 12 months.

Other operating expenses consist of general and administrative costs such as travel and entertainment, bank service fees, advertising and other office and miscellaneous expenses. Other operating expenses decreased by approximately $0.1 million, or 27%, in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease was primarily attributable to various cost cutting initiatives enacted in the second and third quarters of 2009.

Loss from Operations

The following table sets forth our loss from operations by reportable segment for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Period to Period Change
(unaudited) (in thousands, except percentages)	2010	2009	Amount	Percentage
Transportation and Disposal	$(229)	$101	$(330)	(327)%
Treatment and Recycling	(1,099)	260	(1,359)	(523)%
Environmental Services	(70)	(73)	3	4%
Materials	(185)	24	(209)	(871)%
Corporate and Other	(690)	(866)	176	20%
Total	$(2,273)	$(554)	$(1,719)	(310)%

The decrease in income from operations within the Transportation and Disposal segment is due in large part to a decrease in the overall Transportation and Disposal revenues of approximately $1.0 million with a decrease in the gross profit margin from 19% for the three months ended March 31, 2009, to 14% for the three months ended March 31, 2010. This decrease in gross profit margin is due primarily to increased competition for fewer jobs in the marketplace, resulting in tighter margins.

For the three months ended March 31, 2010, the Treatment and Recycling segment had a loss from operations of approximately $1.1 million as compared to income from operations of approximately $0.3 million for the three months ended March 31, 2009. The decrease in operating results for the three months ended March 31, 2010 is primarily due to a decrease in revenues of $3.3 million, lower revenue per ton pricing, coupled with increased disposal and transportation costs and operating expenses. The decrease in this segment’s operating results is primarily due to lower volumes of incoming soils for treatment, coupled with gross profit margins (not including intercompany revenues) which declined from 15% for the three months ended March 31, 2009 to (18)% for the three months ended March 31, 2010. The decrease in revenues and tightening of margins is the result of fewer large soil disposal and remediation jobs in the overall marketplace which creates increased competition and price compression. We expect that when the volume of incoming materials increases, our income from operations and gross profit margins attributable to the Treatment and Recycling segment will begin to improve. During the three months ended March 31, 2010, PE Energy contributed operating income of $24,000 as compared to an operating loss of $0.2 million for the three months ended March 31, 2009, due in large part to being a startup operation with certain fixed overhead costs, such as salaries.

Loss from operations within the Environmental Services segment was approximately $0.1 million for the three months ended March 31, 2010 and March 31, 2009.  These losses were primarily attributable to a lack of new business from our environmental consulting services and brokerage operations combined with costs incurred for legal and permitting issues associated with our Brownfield property in Connecticut. We expect to commence operations at our initial Brownfield property in the fourth quarter of 2010, from which we believe we will experience an increase in revenues and income from operations for the Environmental Services segment.

The loss from operations attributed to the Materials segment decreased by approximately $0.2 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, from income of approximately $24,000 for the three months ended March 31, 2009 as compared to a loss of $0.2 million for the three months ended March 31, 2010. The decline in our operating results for this segment is due to lower volumes of incoming rock materials combined with poor weather conditions which further hindered sales volumes and operating efficiency.

Interest Income and Expense

Interest expense, net of interest income earned on our short-term deposits of excess operating cash, was $0.6 million for the three months ended March 31, 2010, and 2009, respectively. Our interest expense for the three months ending March 31, 2010 consisted of the following components:

•	approximately $125,000 in interest expense relating to our revolving line of credit agreement

•	approximately $237,000 in interest expense relating to our Series B Preferred Stock;

•	Approximately $138,000 in amortization of deferred financing costs classified as interest expense associated with our revolving line of credit, Series B Preferred Stock;

•	approximately $122,000 in interest expense relating to our consolidated term loan and other equipment loans at PE Recycling; and

•	approximately $30,000 in interest expense relating to other equipment loans, auto financings and insurance financing.

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

On February 11, 2010, we refinanced our existing revolving line of credit agreement with a new lender. Under this new revolving line of credit agreement, we will pay the lender an invoice service fee equal to 0.95% charged monthly on the daily outstanding principal balance under the line of credit (11.4% on annual basis), plus interest on the daily outstanding principal balance of the line of credit at the prime rate plus 2.5% on an annualized basis charged daily, collected at the end of each month. The prime rate is the greater of the prime rate as published in the Wall Street Journal as the “Prime Rate” (equal to the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks), or 5.0% per year as of March 31, 2010. As a result of this refinancing, we anticipate that our interest expense relating to the revolving line of credit will increase in 2010 as compared to 2009; however, this increase will be offset in part by lower interest expense from the amortization of deferred financing charges.

Other Income

During the three months ended March 31, 2010, we recognized other income of $0.1 million, primarily as a result of adjusting the value of accrued liabilities for shares of our common stock potentially due to the former owner of PE Recycling as a result of the settlement of certain post-closing contingencies. The value of this liability was decreased as a result in the change of fair value of the Company’s common stock.

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

Loss from Equity Investment

On April 30, 2007, we acquired a 50% interest in a joint venture formed to identify and enter into recycling opportunities for spent metal catalysts. We account for this investment under the equity method of accounting. As a result, for the three months ended March 31, 2010, we recognized a loss of $10,079, which represents 50% of the joint venture’s loss for the year. For the three months ended March 31, 2009, we recognized a loss of $103,597, which represented 50% of the joint venture’s loss for the year. These losses relate primarily to the write-off of costs incurred on developmental projects, write-down of inventory values and significant downturn in the metals market.

Benefit from Income Taxes

For the three months ended March 31, 2010, we recognized a benefit from income taxes of approximately $0.5 million, and a benefit from income taxes of $0.7 million for the three months ended March 31, 2009. The recognition of these income tax benefits is the result of pre-tax losses incurred during both periods. Our effective tax rates were 20% and 45% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the our effective tax rate is primarily the result of an estimated pre-tax loss for the 2010 reporting year and the recording of a valuation allowance. We anticipate that our effective income tax rate for the full calendar year of 2010 will be approximately 20%. The decrease in our effective tax rate from 45% for the three months ending March 31, 2009 to 20% for the three months ending March 31, 2010, is primarily the result of an increase of approximately $320,000 to our valuation allowance against certain portions of our net operating loss carryforwards because it is more likely than not that a portion of the net operating loss carryforwards will not be realized and a decrease in our estimated pre-tax accounting income for the annual reporting periods.

Losses from Discontinued Operations

During the three months ended March 31, 2010 and 2009, we had losses of $0.3 million and $0.2 million, respectively, relating to the discontinued operations of New Nycon, Inc., Geo Methods LLC, Bio Methods LLC and Juda Construction, Ltd. These losses were largely the result of lower than expected revenues due to an overall lack of marketplace demand for these services and products, combined with the effects of shutting down these operations.

Gain on Sale of Assets and Liabilities from Discontinued Operations

For the three months ending March 31, 2010, we recognized a gain of approximately $0.1 million from the sale of the assets and liabilities of New Nycon, Inc., which was completed on March 31, 2010. We received approximately $0.2 million for the sale of approximately $0.1 million in net assets and liabilities, resulting in the gain of $0.1 million. In connection with this transaction we also retained certain specified assets and liabilities which are classified as assets and liabilities from discontinued operations as of March 31, 2010, consisting of certain accounts receivable, accounts payable and fixed assets. We anticipate collection of these receivables and payment of the accounts payable during the second quarter of 2010. We expect to transfer the fixed assets into our other existing operations.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and money market accounts. We had approximately $0.2 million and $0.8 million of cash and cash equivalents on hand at March 31, 2010 and December 31, 2009, respectively. We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses, preferred stock dividends and income taxes. In the past, we also have needed cash to pay sellers in connection with some of our acquisitions and to fund working capital associated with these acquisitions. We expect that our working capital needs will remain consistent with historical levels in the near future, however, these needs may increase as new lines of business are introduced or new acquisitions occur.

Summary of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
(unaudited) (in thousands)	2010	2009
Net cash used in operating activities	$(1,898)	$(539)
Net cash provided by (used in) investing activities	$217	$(34)
Net cash provided by financing activities	$1,095	$201

Net Cash Used in Operating Activities

The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2010 and 2009, are summarized below:

•
Decrease in income from operations – Our income from operations, excluding depreciation, amortization and impairment, decreased by $1.0 million, or 311%, on a period-to-period basis, which negatively impacted our cash flows from operations for the three months ended March 31, 2010.

•
Change in accounts receivable – Sources (uses) of cash from changes in accounts receivable were approximately $(0.3) million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. The increase in accounts receivable at March 31, 2010 is the result of timing in the collection of aged receivables coupled with a decline in revenue during the period. The decrease in accounts receivable at March 31, 2009 is the result of the timing in collections of cash from our larger customers within the Transportation and Disposal segment coupled with a decline in revenues during that period.

•
Change in inventories– Uses of cash from changes in inventories were approximately $(0.1) million and $(0.1) million for the three months ended March 31, 2010 and 2009, respectively. The increase in inventories during the three months ended March 31, 2010 and March 31, 2009 is the result of increased volumes of incoming rock products from the Materials segment and lower sales during that period.

•
Increase in prepaid expenses and other current assets- Uses of cash from increases in prepaid expenses and other current assets were approximately $(0.6) million for the three months ended March 31, 2010, and $(0.1) million for the three months ended March 31, 2009. The increase in prepaid expenses and other current assets in 2010, is the result of refinancing our insurance coverage in February of 2010, which resulted in an increase to the prepaid expenses.

•
Decrease in restricted cash- Sources of cash from the decrease in restricted cash were $0.2 million for the three months ended March 31, 2010 and $0.4 million for the three months ended March 31, 2009. The decrease in restricted cash for the three months ended March 31, 2010 is the result of the use of cash to satisfy an outstanding union obligation for which that cash was previously restricted as collateral for a letter of credit. The decrease in restricted cash for the three months ended March 31, 2009 is attributable to the use of restricted cash for the payment of principal and interest payments for the Susquehanna term loan as required by the term loan requirements.

•
Change in accounts payable –Sources (uses) of cash for accounts payable were $0.3 million and $0.6 million for the three months ending March 31, 2010 and 2009, respectively. The increase in accounts payable during the three months ending March 31, 2010 is the result of an overall increase in the aging of our accounts payable due to operating losses. The decrease in accounts payable during the three months ending March 31, 2009 is the result of a decline in the sales and related cost of sales from the Transportation and Disposal segment and the payment of aged payables from the addition of PE Recycling and other borrowers into the borrowing base under our revolving line of credit during the first quarter of 2009.

•
Increase in accrued expenses and other current liabilities – Sources of cash from accrued expenses and other current liabilities were $0.1 million and $0.2 million for the three months ending March 31, 2010 and 2009, respectively. The increase in accrued expenses and other liabilities during the three months ended March 31, 2010 and 2009, is primarily the result of the timing of the payment for corporate insurance, and other accrued liabilities including payroll and accruals for certain operating expenses for which we were not yet invoiced.

Our overall liquidity and the availability of capital resources have historically been highly dependent on revenue derived from several large customers within the Transportation and Disposal segment. The revenues derived from these customers are a key component of the operations within the Transportation and Disposal segment, and therefore are integral to providing liquidity to not only that operating segment, but also to our overall operations as a whole. During the three months ended March 31, 2010, our revenues derived from these large customers decreased as a result of the continued downturn in the construction industry in the New York metropolitan area, however based upon our current backlog we anticipate that these concentrations will increase in the second and third quarters of 2010. The continued slowdown or loss of one or more of these customers could negatively impact our liquidity and ability to provide adequate capital resources to meet all of our ongoing capital requirements.

We use EBITDA, a non-GAAP financial measure, as a liquidity measure to assess our ability to meet our debt service obligations and satisfy our debt covenants, some of which are based on our EBITDA. We believe the use of EBITDA as a liquidity measure and in required financial ratios is a common practice among asset- and receivables-based lenders. In providing EBITDA as a liquidity measure, we believe EBITDA is useful from an economic perspective as a measurement of our ability to generate cash, exclusive of cash used to service existing debt, by eliminating the effects of depreciation, financing and tax rates on our ability to finance our ongoing operations Furthermore, because EBITDA is used as a standard measure of liquidity by other similar companies within our industry, we believe it provides a reasonable method for investors to compare us to our competitors. However, the use of EBITDA as a measure of our liquidity has limitations and should not be considered in isolation from or as an alternative to GAAP measures, such as net cash provided by operating activities. See “ – Results of Operations – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.”

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the three months March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
(unaudited) (in thousands)	(unaudited)	(unaudited)
EBITDA	$(1,462)	$(75)
Adjustments to reconcile EBITDA to net cash used in operating activities:
EBITDA attributed to discontinued operations	(96)	(88)
Interest expense, net	(645)	(568)
Provision for income taxes	538	656
Interest expense for accretion of warrant discount and Series B paid-in-kind interest	181	153
Amortization of deferred financing costs	80	65
Impairment of goodwill	194	—
Provision for doubtful accounts	(26)	11
(Gain) on sale of assets and liabilities from discontinued operations	(98)	—
Change in fair value of derivatives and other assets and liabilities measured at fair value	7	16
Restricted stock grant	6	—
Deferred income taxes	(538)	(656)
Changes in operating assets and liabilities:
Accounts receivable	(273)	116
Inventories	(120)	(96)
Prepaid expenses and other current assets	(560)	(42)
Deposits and other assets	115	84
Restricted cash	211	352
Accounts payable	346	(606)
Accrued expenses and other current liabilities	133	220
Accrued disposal costs	99	50
Due to affiliates	10	(131)
Total adjustments	(436)	(464)
Net cash used in operating activities	$(1,898)	$(539)

Net Cash Provided by (Used in) Investing Activities

Our investing activities for the three months ended March 31, 2010 and 2009 primarily resulted from the sales of assets and liabilities from the discontinued operations of the Concrete Fibers segment and additional purchases of equipment within the Treatment and Recycling segment during the first quarter of 2009. During the three months ended March 31, 2010, we received approximately $0.2 million from the sale of substantially all of the assets and liabilities of New Nycon, Inc. For the three months ended March 31, 2009 we spent approximately $0.1 million on the purchase of equipment and computer software primarily for use in our operations within the Materials and the discontinued Concrete Fibers segment.

Net Cash Provided by Financing Activities

The most significant items affecting the comparison of our cash flows provided by financing activities for the three months ending March 31, 2010 and 2009 are summarized below:

•
Net borrowing on line of credit- For the three months ended March 31, 2010 and 2009 we borrowed approximately $1.3 million and $0.7 million, respectively. The refinancing of our revolving line of credit in February 2010 provided for additional borrowing availability and an increase in the maximum line amount from $3.0 million to $5.0 million. For the three months ended March 31, 2009, the $0.7 million in borrowings under the line of credit was the result of the addition of PE Recycling and its receivables into the borrowing base.

•
Repayment of long-term debt- For the three months ending March 31, 2010 and 2009, we had repayments on our long-term debt of $0.1 million and $0.4 million, respectively. The decrease in the repayments for the period ending March 31, 2010 is the result of amendments and forbearance agreements entered into with our lenders which provided for interest only periods. See “ — Long-Term Debt.”

•
Financing fees – For the three months ended March 31, 2010 we incurred $0.1 million in financing fees in relation to the refinancing of our revolving line of credit in February 2010. For the three months ended March 31, 2009, we incurred $0.1 million in financing fees in relation to the amendment of our previous revolving line of credit and the addition of PE Recycling and other borrowers into the borrowing base.

•	Dividends - We had $26,338 in accrued dividends relating to our Series C Convertible Preferred Stock during the three months ending March 31, 2010.

Capital Resources

We had working capital deficiencies of $2.8 million and $0.4 million as of March 31, 2010 and December 31, 2009, respectively. Our working capital requirements during the first three months of 2010 were funded primarily by the borrowings under our new revolving line of credit and the collection of aged accounts receivable. The decrease in working capital is primarily due to the additional operating losses incurred during the first quarter of 2010.

Our capital resources and working capital needs for the remainder of 2010 will be largely dependent upon our ability to generate new sales and manage our operating margins and collections during 2010. On February 11, 2010, we refinanced our existing revolving line of credit with a new lender, which provided additional borrowing availability to fund the projected growth of our accounts receivable. The refinancing of our previous revolving line of credit resulted in an initial increase in availability of approximately $1.4 million due to a higher advance rate and less stringent eligibility criteria. The new line of credit also provides for maximum borrowing capacity up to $5.0 million as compared to the $3.1 million of borrowing capacity that existed at December 31, 2009. We are currently working with our lender to increase the maximum line amount from $5.0 million to $8.0 million.

In the past, as noted above, we have been successful in obtaining funding by issuing our common and preferred stock, convertible debentures and related warrants. We also have funding available through our line of credit, our PE Recycling term loan and other debt facilities described in more detail below. We have also in the past used our common stock as currency to complete several of our acquisitions, and we intend to continue to do so where possible and appropriate in order to preserve our cash for future operations and to meet our working capital needs.

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

We are also required by the State of New Jersey to maintain escrow accounts in which we deposit funds in the event of closure and post-closure events involving waste management facilities within our Treatment and Recycling segment. The balance of this escrow account was $278,775 and $278,305 as of March 31, 2010 and December 31, 2009, respectively. We do not expect the requirement to maintain this escrow account to significantly impact our capital resources.

Based upon the cash we have on hand, anticipated cash to be received from our operations and the expected availability of funds under our revolving lines of credit, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs at least until December 31, 2010, provided that several large committed jobs within the Transportation and Disposal segment which began in April and May 2010 and are expected to continue throughout the remainder of the year. If we (i) experience delays associated with these jobs, (ii) are unable to begin this work as scheduled, or (iii) are required to materially renegotiate the scope of our work or anticipated contract price, our revenues and cash flow from operations may be less than we anticipate and we may need to seek additional sources of financing.

To address our working capital deficit and our short- and long-term liquidity needs, we are currently seeking additional financing from existing investors, new sources of public or private debt and equity and potentially from the strategic sales of certain of our assets. For example, during the three months ended March 31, 2010, we received approximately $0.2 million in cash proceeds from the sale of certain assets and liabilities of New Nycon, which were used to fund working capital needs. In addition, during 2010 we are seeking to obtain approximately $0.7 million of additional working capital through the following transactions:

•
We are seeking to finance the remaining balance of the note receivable arising from the settlement of the accounts receivable litigation in June 2009. The remaining balance on this note as of March 31, 2010, was approximately $0.6 million, from which we expect to obtain $0.3 million in cash through financing with an existing lender.

•
We are in the process of increasing our revolving line of credit limit from $5.0 million to $8.0 million and adding the accounts receivable collateral from PE Energy into our revolving line of credit facility, which we anticipate will provide an additional $0.4 million of borrowing availability.

Our principal projected cash needs for the remainder of 2010 include the following components:

•
approximately $1.0 million in cash dividend payments relating to the outstanding Series B preferred stock, including $0.5 million of accrued and unpaid amounts relating to the quarters ended September 30, 2009, December 31, 2009 and March 31, 2010;

•	approximately $2.3 million in principal and interest payments relating to our outstanding debt, revolving line of credit, term loans and notes payable;

•	approximately $0.5 million of uncommitted but planned capital expenditures within our Treatment and Recycling segment for additional equipment and or site improvements;

•	approximately $0.6 million for permitting, legal costs and bonding required in relation to the expected start-up of operations for our Brownfield operations in September 2010;

•	general operating and administrative expenses of $6.8 million, including legal costs.

Existing or future environmental regulations could require us to make significant additional capital expenditures and adversely affect our results of operations and cash flow, although, at this time, we are not aware of any present or potential material adverse effects on our results of operations and cash flow arising from environmental laws or proposed legislation.

We continually monitor our actual and forecasted cash position, as well as our liquidity and capital resources, in order to plan for our current cash operating needs and to fund business activities or new opportunities that may arise as a result of changing business conditions. We intend to use our existing cash and cash flows from operations to grow our business, fund potential acquisitions or projects, and pay existing obligations and any recurring capital expenditures. Nonetheless, our liquidity and capital position could be adversely affected by any of the other risks and uncertainties described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Also, there can be no assurance that our existing liquidity and capital resources will be sufficient for our existing and proposed future operations and business plans. In such case, we would need to seek additional debt or equity financings, strategic asset sales, or alternative sources of temporary or permanent financing to meet our liquidity and capital requirements. Our ability to obtain new financing could be adversely impacted by, among other things, negative changes in our profitability and restricted access to liquidity in the capital markets resulting from overall economic conditions, especially given the current difficulties facing the banking, lending and capital markets sectors. While we may be able to raise additional debt or equity capital or sell assets as the need arises, there can be no assurance that we will be able to do so at a time when it is needed or at all, or that the net proceeds from any such transactions will be sufficient to support our operations or on terms that are favorable or acceptable to us. Any inability to obtain future capital could materially and adversely affect our business and growth plans, our results of operations and our liquidity and financial condition.

Line of Credit

On February 11, 2010, we refinanced our previous revolving line of credit by entering into line of credit under the terms of a commercial financing agreement with a new lender.  The borrowers under this line of credit are PE Materials, PEI Disposal Group, PE Disposal and PE Recycling. This line of credit has a maximum borrowing of the lesser of $5.0 million or 85% of all eligible accounts receivable (as defined under the financing agreement) that have not been paid. As of March 31, 2010, $3.2 million was outstanding under this line of credit. The line of credit bears interest at an annual rate equal to (i) the lender’s prime rate (5.0% as of March 31, 2010), plus (ii) 2.5%, plus (iii) a monthly service fee of 0.95% (11.4% annually). This line of credit expires on July 31, 2010, and will be automatically renewed for successive six-month periods unless we deliver written notice of cancellation to the lender not earlier than 90 days and not later than 30 days prior to the expiration date of the initial term or any succeeding renewal term. A fee of 0.5% of the line of credit shall be paid at the beginning of each succeeding term. If the line of credit is terminated prior to July 31, 2010, we will be required to pay a prepayment penalty equal to 0.95% of the difference between $15.0 million and the aggregate amount of invoices actually tendered to the lender during the initial term.

All of the accounts receivable of the borrowers are tendered to the lender for purchase, and the lender will purchase from the borrowers such accounts receivable as it determines for a purchase price equal to the face value of each such accepted invoice, less trade and cash discounts allowable or taken by the customer. Proceeds from the collection of the accounts receivable sold to the lender will be used to reduce the amount of the obligations outstanding under the line of credit. In the event of a customer dispute with respect to any purchased receivables, the lender may immediately reduce the amount available for borrowing by the borrowers under the line of credit by an amount up to the full amount of the receivable subject to the dispute, to the extent and as provided in the financing agreement. The lender also has the right to reduce the 85% advance percentage with respect to a particular account in its reasonable discretion. Eligible accounts receivable will also be reduced by, among other things, (i) the amount of any account that at the time exceeds 20% of all accounts receivable of the borrowers, but only to the extent of such excess, and (ii) the amount of any account that is the subject to a claim or disagreement by a customer against a borrower. We and our wholly owned subsidiaries have also entered into a Security Agreement, dated February 11, 2010, with the lender, pursuant to which any and all amounts due under the line of credit shall be secured by an assignment of their accounts receivable. The obligations of the borrowers under the financing agreement have also been unconditionally guaranteed by us and each of our wholly owned subsidiaries, on a joint and several basis.

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

As of March 31, 2010, we were not in default under the terms of our line of credit.

Long-Term Debt

Long-term debt at March 31, 2010 and December 31, 2009 was approximately $8.5 million and $8.6 million, respectively, and consisted of the following items:

	March 31,	December 31,
(in thousands)	2010	2009
PE Recycling term loan	$7,072	7,145
Equipment term loan	1,205	$1,205
Various equipment notes payable	273	284
Total	$8,550	$8,634

Future maturities of our long-term debt at March 31, 2010 were as follows:

12 Months ending March 31,	Amount Due (in thousands)
2011	$1,841
2012	1,751
2013	1,244
2014	1,238
2015	1,315
Thereafter	1,161
Total	$8,550

On November 16, 2009, we entered into an amendment of the PE Recycling term loan agreement and the related interest rate swap agreement, whereby the lender granted us a three month interest-only period beginning on November 15, 2009 and ending on February 15, 2009. During this time, we continued to make interest payments in accordance with the term loan and interest rate swap agreement. On February 15, 2010, our monthly principal and interest payment increased by approximately $4,000 to $121,761 per month, with an effective interest rate of 6.10%. In April 2010, we entered into a second amendment of the PE Recycling term loan providing for an additional three-month interest only period for the months of March, April and May.

On December 7, 2009, we entered into a loan restructure agreement with the lender for our $1.2 million equipment term loan whereby beginning on November 1, 2009 and ending April 1, 2010, we agreed to make revised monthly payment amounts of $10,029, representing the interest portion of the previous payment amount. Beginning May 1, 2010 and through the end of the original maturities in December 2011 and June 2012, we will begin making revised principal and interest payments of totaling approximately $65,000 per month.

Off-Balance Sheet Arrangements

Our most significant off-balance sheet financing arrangements as of March 31, 2010 are non-cancelable operating lease agreements, primarily for office and equipment rentals, and future performance obligations incurred in connection with our acquisitions where we have assessed that the payment of the obligation is not presently probable.  As of March 31, 2010, future minimum obligations under our operating lease agreements are $2.5 million.

At March 31, 2010, we had obligations as a result of our acquisitions to pay contingent consideration to the sellers of companies we acquired in 2007 and 2008.

•	PE Recycling

o
We are obligated us to issue an additional 400,000 shares of our common stock to a former owner of PE Recycling if the former owner was successful in obtaining additional permits, implementing certain equipment by May 29, 2009 to increase facility capacity, and resolving specified insurance claims.  As of March 31, 2010, we believe the former owner has not met the performance requirements necessary to earn these additional shares of common stock and consequently we have not issued any of these contingent shares.  The ultimate resolution of these contingencies is subject to the outcome of the ongoing litigation between us and the former owner.

o
We are also required to issue up to 435,044 shares of our common stock to the former PE Recycling owners based upon the resolution of certain liabilities that existed as of March 30, 2007.  The measurement dates for these contingencies range from June 30, 2008 to September 30, 2008.  As of March 31, 2010 we have not issued any of these shares to the former owners of PE Recycling.  The ultimate resolution of this contingent liability is subject to the outcome of ongoing litigation between us and the former owner.

•	Soil Disposal Group

o
The owners of Soil Disposal Group are entitled to receive a maximum of 300,000 additional shares of our common stock contingent upon the net sales of PEI Disposal Group attaining certain thresholds during the 36-month period ending November 20, 2010.  For the three months ended March 31, 2010 and 2009, we did not issue any additional shares to the owners of Soil Disposal Group due to the offset of any amounts due under this agreement against commissions paid to the owners of Soil Disposal Group during these periods.

We do not otherwise participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Related Party Transactions

In connection with our acquisition of PE Recycling in March 2007, we also agreed to assume approximately $3.6 million of subordinated indebtedness in the form of a note payable to Gregory Call, one of the former owners, and former officer and employee, of PE Recycling.  As of November 15, 2007, this subordinated debt was reduced to $1.0 million as a result of acquisition purchase price adjustments and the conversion of approximately $1.2 million of the outstanding principal into 373,615 shares of our common stock.  As of March 31, 2010, this subordinated debt had an outstanding principal balance of approximately $1,011,348 and bore interest at a rate of 6.77% per year.  Under the stock purchase agreement, we were to repay $333,333 of the principal on December 31, 2009, with the remainder of principal and all accrued but unpaid interest due and payable on December 31, 2010, subject to approval by our lender.

On June 17, 2009, we issued a notice of setoff to the holder of the note payable, notifying him of our intent to setoff post-closing claims in excess of $4.0 million against amounts due under this note payable and shares of Pure Earth common stock that may otherwise be due to Mr. Call as permitted under the stock purchase agreement.  Effective on June 27, 2009, we offset the amounts due to the former owner under this note payable against the post-closing claims.  Mr. Call has formally denied the validity of these post-closing claims and on September 14, 2009, we filed a complaint against him to seek legal redress for these claims.  See “Part I, Item 3.  Legal Proceedings – PE Recycling Litigation” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.  The ultimate outcome of these post-closing claims and this litigation remains uncertain, and therefore the note payable will remain on our consolidated financial statements until either a settlement with the former owner is reached or we are legally released from this obligation.

As of March 31, 2010, we had approximately $0.1 million in due from affiliates, which consists of amounts due from ACR, a joint venture operation, to PE Recycling.   The $0.1 million reflects the value of goods and services performed and provided by Pure Earth Recycling to the joint venture, for which PE Recycling has not yet been compensated.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements including anticipated dates of adoption and effects on our consolidated financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2010.  Based upon the March 31, 2010 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the Securities and Exchange Commission.  These officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended March 31, 2010.

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

Soil Disposal Litigation

On December 12, 2007, subsequent to our asset purchase of Soil Disposal in November of 2007, Clean Earth, Inc., which was the former employer of the Soil Disposal sales representatives and certain of its affiliates filed a complaint against us, PEI Disposal Group, Soil Disposal, the Soil Disposal sales representatives individually, one of our officers and other named parties.  The complaint alleges, among other things, that the defendants breached certain covenants not to compete and a non-solicitation covenant with respect to customers and employees of the plaintiff.  The complaint also claims that we interfered with contractual relations of the plaintiffs and aided and abetted the Soil Disposal sales representatives’ breach of certain fiduciary duties to the plaintiffs, unfair competition by the defendants, and misappropriation of trade secrets and confidential information.  The plaintiffs are seeking injunctive relief, unspecified compensatory, consequential and punitive damages and attorneys’ fees against all defendants.

On April 26, 2010, the court ruled in favor of the Company and the other defendants, dismissing all claims against the Company and the Soil Disposal sales representatives.  The court also dismissed all but two claims against our officer, and permitted those two claims to proceed only on the condition that the plaintiffs agree in writing to bear the costs of discovery and pay our officer’s attorney fees and costs if further discovery does not turn up evidence of a violation.  On May 3, 2010, the plaintiffs filed a motion to appeal this decision. We and the other defendants continue to deny liability and will continue to contest and defend against all claims.

Other than as set forth above, no material developments have occurred in any legal proceedings that were originally reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Further, except as set forth in our 2009 Form 10-K, there has not been (i) any additional material legal proceeding to which we are a party or (ii) any material proceeding to which any of our directors, officers or affiliates, any of our owner of record or beneficially of more than 5% of any class of our common stock, or any associate of any such director, officer, affiliate or security holder, is a party adverse to us or has a material interest adverse to us.

Item 1A.   Risk Factors.

There have not been any material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Except as set forth in this subsection, there were no sales and issuances of our unregistered securities made during the first quarter of 2010 that were not otherwise reported in a Form 10-Q or Form 8-K.  On February 5, 2010, we issued a total of 12,500 shares of common stock valued at $0.50 per share to an employee under the 2007 Stock Incentive Plan.  The total value of the issuance was $6,250.

We believe that the offer and sale indicated above was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, for, among other things, the following reasons:

•	the subject securities were sold to a limited group of persons;

•	we reasonably believed that our securities were acquired for investment without a view to resale or further distribution, except in compliance with the Securities Act;

•	the acquiror was reasonably believed to:

o	be sophisticated; and

o	to have received all material information about us and our business, or have been given reasonable access to such information a reasonable period of time prior to any sale of our securities;

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

Limitations on Our Payment of Dividends

We have not paid dividends on our common stock in the past and do not anticipate paying dividends on our common stock in the foreseeable future. We anticipate that we will retain future earnings, if any, to fund the development and growth of our business.  While they are outstanding, the terms of our Series B preferred stock do not permit us to pay any cash dividends on our common stock.  Under the terms of our Series C Convertible Preferred Stock, no dividends (other than dividends payable solely in shares of Series C Convertible Preferred Stock, common stock or other junior securities) shall be paid, or declared and set apart for payment unless and until all accrued and unpaid dividends on all senior securities shall have been paid or declared and set apart for payment and unless such payment is permitted by the terms of the senior securities.  No dividends shall be paid or declared and set apart for payment on any class or series of our preferred stock ranking, as to dividends, on a parity with the Series C Convertible Preferred Stock for any period unless cumulative dividends have been, or contemporaneously are, paid or declared and set apart for payment on the Series C Convertible Preferred Stock for all dividend payment periods terminating on or prior to the date of payment of such dividends.  No dividends shall be paid or declared and set apart for payment on the Series C Convertible Preferred Stock for any period unless cumulative dividends have been, or contemporaneously are, paid or declared and set apart for payment on our preferred stock ranking, as to dividends, on a parity with the Series C Convertible Preferred Stock for all dividend periods terminating on or prior to the date of payment of such dividends.

In the future, we may be a party to other agreements that limit or restrict our ability to pay dividends.

In addition, the General Corporation Law of the State of Delaware prohibits us from declaring and paying a dividend on our capital stock at a time when we do not have either (as defined under that law):

•	a surplus, or, if we do not have a surplus;

•	net profit for the year in which the dividend is declared and for the immediately preceding year.

Issuer Repurchases of Equity Securities

During the quarter ended March 31, 2010, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 to January 31, 2010	––	––	––	––
February 1, 2010 to February 28, 2010	––	––	––	––
March 1, 2010 to March 31, 2010	15,000	(1)	––	––

(1)
On March 31, 2010, we completed the sale of substantially all of the assets and liabilities of New Nycon in exchange for (i) $217,282 in cash received at closing, and (ii) an additional $50,000 in cash to be paid 90 days subsequent to the closing date, subject to reduction for accounts receivable not collected during that time period.  We and New Nycon also agreed to indemnify the buyer for certain liabilities and entered into non-competition agreements with the buyer.  In connection with this sale, New Nycon and the licensor of a patent associated with the sold business agreed to terminate and extinguish for no additional fee an exclusive license agreement.  Under the license agreement, 15,000 shares of our common stock had been paid to the licensor and held in escrow pending the satisfaction by New Nycon of certain financial objectives.  As a result of entering into the termination agreement, all such shares were forfeited as of March 31, 2010 as the financial objectives were not satisfied prior to the termination of the license agreement.

Item 3.  Defaults Upon Senior Securities

With the consent of the holder of our Series B preferred stock, we have not paid quarterly dividends thereunder since the September 30, 2009 dividend payment date.  This arrearage has not resulted in an event of noncompliance under the terms of the Series B preferred stock or the investment agreement related thereto.  On November 30, 2009, we agreed with the holder of our Series B preferred stock that in lieu of making the coupon payments otherwise due on September 30, 2009 and December 31, 2009, we would instead pay the holder of the Series B preferred stock the coupon payment, plus 14% interest thereon, either on March 15, 2010 or on the date upon which we either refinance our outstanding obligations with our former senior lender with an alternative lender or renew such obligations for an extended maturity date with our senior lender.  Upon refinancing the revolving line of credit on February 11, 2010, we were not able to make the coupon payments otherwise due under the revised agreement terms.  On March 26, 2010, we obtained a forbearance from the holder of the Series B preferred stock, agreeing to delay until June 15, 2010 our obligation to make such dividend payments in cash for the coupon amount plus 14% accrued interest.

Item 4.  [Reserved.]

Item 6.  Exhibits.

The warranties, representations and covenants contained in any of the agreements included herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

Exhibit No.	Description
2.1*	Asset Purchase Agreement, dated March 31, 2010, by and among New Nycon, Inc., the Company, Nycon Corporation and Paul Bracegirdle
3.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (1) (2)
3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (1) (2)
4.1	Letter dated March 26, 2010, to Pure Earth, Inc. from Fidus Mezzanine Capital, L.P.
10.1
Commercial Financing Agreement, dated February 11, 2010, by and among Pure Earth Materials, Inc., PEI Disposal Group, Inc., Pure Earth Transportation & Disposal, Inc., Pure Earth Recycling (NJ), Inc. and Porter Capital Corporation

Exhibit No.	Description
10.2	New Nycon, Inc. Non-Compete Agreement, dated March 31, 2010, by and between New Nycon, Inc. and Nycon Corporation
10.3	Selling Shareholders Non-Compete Agreement, dated March 31, 2010, by and between the Company and Nycon Corporation
10.4	License Termination and Extinguishing Agreement, dated March 31, 2010, by and between New Nycon, Inc. and Paul E. Bracegirdle
10.5
Second Amendment to Term Loan Agreement Dated March 15, 2010, by and among Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.), Rezultz Incorporated and Susquehanna Bank

10.6	Second Amendment to Guaranty Agreement, dated March 15,2010, of Pure Earth, Inc., in favor of Susquehanna Bank
10.7
Second Amendment to Term Loan Note, dated March 15, 2010, issued by Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.), Rezultz Incorporated, as borrowers, in favor of Susquehanna Bank, as payee

10.8
Second Amendment to ISDA® Master Agreement, dated April 14, 2010, by and among Susquehanna Bank, Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.) and Rezultz, Incorporated

10.9
Amended and Restated Confirmation, dated April 14, 2010, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated

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

(1)	Included is the revised version of this exhibit, redlined to show the new amendments. The redlined version is being provided pursuant to SEC staff Compliance & Disclosure Interpretation 246.01.

(2)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE EARTH, INC.

Date: May 20, 2010	By:	/s/ Mark Alsentzer
Mark Alsentzer
President and Chief Executive Officer

Date: May 20, 2010	By:	/s/ Brent Kopenhaver
Brent Kopenhaver
Chairman, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Asset Purchase Agreement, dated March 31, 2010, by and among New Nycon, Inc., the Company, Nycon Corporation and Paul Bracegirdle
3.1	Second Amended and Restated Certificate of Incorporation of Pure Earth, Inc. (1) (2)
3.2	Second Amended and Restated Bylaws of Pure Earth, Inc. (1) (2)
4.1	Letter dated March 26, 2010, to Pure Earth, Inc. from Fidus Mezzanine Capital, L.P.
10.1
Commercial Financing Agreement, dated February 11, 2010, by and among Pure Earth Materials, Inc., PEI Disposal Group, Inc., Pure Earth Transportation & Disposal, Inc., Pure Earth Recycling (NJ), Inc. and Porter Capital Corporation

10.2	New Nycon, Inc. Non-Compete Agreement, dated March 31, 2010, by and between New Nycon, Inc. and Nycon Corporation
10.3	Selling Shareholders Non-Compete Agreement, dated March 31, 2010, by and between the Company and Nycon Corporation
10.4	License Termination and Extinguishing Agreement, dated March 31, 2010, by and between New Nycon, Inc. and Paul E. Bracegirdle
10.5
Second Amendment to Term Loan Agreement Dated March 15, 2010, by and among Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.), Rezultz Incorporated and Susquehanna Bank

10.6	Second Amendment to Guaranty Agreement, dated March 15,2010, of Pure Earth, Inc., in favor of Susquehanna Bank
10.7
Second Amendment to Term Loan Note, dated March 15, 2010, issued by Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.), Rezultz Incorporated, as borrowers, in favor of Susquehanna Bank, as payee

10.8
Second Amendment to ISDA® Master Agreement, dated April 14, 2010, by and among Susquehanna Bank, Pure Earth Treatment (NJ), Inc. (f/k/a Casie Ecology Oil Salvage, Inc.), Pure Earth Recycling (NJ), Inc. (f/k/a MidAtlantic Recycling Technologies, Inc.) and Rezultz, Incorporated

10.9
Amended and Restated Confirmation, dated April 14, 2010, by and among Susquehanna Bank, Casie Ecology Oil Salvage, Inc., MidAtlantic Recycling Technologies, Inc. (n/k/a Pure Earth Recycling (NJ), Inc.) and Rezultz, Incorporated

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

(1)	Included is the revised version of this exhibit, redlined to show the new amendments. The redlined version is being provided pursuant to SEC staff Compliance & Disclosure Interpretation 246.01.

(2)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10/A (File No. 0-53287), as filed with the SEC on August 8, 2008.